Form 10-Q
period 1995-03-31
SYSTEMED INC /DE
filed 1995-05-15
CIK 110074

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________ to___________

                          Commission file number 0-5118

                                  SYSTEMED INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     STATE OF DELAWARE                               95-2544661
- -------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   970 West 190th Street, Suite 400
        Torrance, California                               90502
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (310) 538-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                            No
                 -----                              -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,862,322 shares of common stock, $.001 par value, outstanding at March 31, 1995.

================================================================================

                                  SYSTEMED INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                  Page
                                                                                                                  ----
PART I - Financial information

     Item 1.  Financial statements

              Consolidated balance sheets - as of March 31, 1995  (unaudited)
                     and December 31, 1994                                                                           3

              Consolidated statements of  income (unaudited) - three months ended
                     March  31, 1995 and 1994                                                                        4

              Consolidated statements of cash flows (unaudited) - three months ended
                     March 31, 1995 and 1994                                                                         5

              Notes to unaudited consolidated financial statements                                                 6-8

     Item 2.  Management's discussion and analysis of financial condition and results
                     of operations                                                                                9-11

PART II - Other information

     Item 6.  Exhibits and reports on Form 8-K                                                                      12

     SIGNATURES                                                                                                     13

Part I. Item 1.

                                                        SYSTEMED INC.

                                                 CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,             December 31,
                                                                                          1995                    1994
                                                                                      ------------            ------------
                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 12,393,000            $ 12,849,000
  Accounts receivable, less allowance of $579,000 at
    March 31, 1995 and $655,000 at December 31, 1994                                    17,305,000              19,141,000
  Inventories                                                                            5,303,000               4,538,000
  Prepaid expenses and other                                                             3,673,000               3,454,000
                                                                                      ------------            ------------
           Total current assets                                                         38,674,000              39,982,000

Property, plant and equipment, net                                                       5,570,000               6,075,000
Goodwill, less accumulated amortization of $1,698,000 at
    March 31, 1995 and $1,649,000 at December 31, 1994                                   6,345,000               6,394,000
Other, including deferred debt offering costs, less related
    accumulated amortization of $507,000 at March 31, 1995
    and $496,000 at December 31, 1994.                                                   3,390,000                 880,000
                                                                                      ------------            ------------
                                                                                      $ 53,979,000            $ 53,331,000
                                                                                      ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                       $          -            $     40,000
  Accounts payable                                                                       4,323,000               4,012,000
  Other accrued liabilities                                                              6,520,000               6,900,000
  Accrued restructuring and other charges                                                1,001,000               1,113,000
  Reserve for estimated loss on disposal of
        discontinued operations                                                                  -               1,340,000
                                                                                      ------------            ------------
           Total current liabilities                                                    11,844,000              13,405,000

Long-term debt                                                                           6,320,000               6,320,000
Other liabilities                                                                           17,000                  31,000

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; 8% cumulative and convertible;
    161,325 shares issued and outstanding at March 31, 1995
    and 163,325 at December 31, 1994; (liquidation preference
    of $1,613,000 at March 31, 1995 and $1,633,000 at
    December 31, 1994)                                                                           -                      -

  Common stock, $.001 par value; 30,000,000 shares
    authorized; 21,862,322 shares issued and outstanding
    at March 31, 1995 and 21,706,488 at December 31, 1994                                   22,000                 22,000
  Additional paid-in capital                                                            72,929,000             72,437,000
  Accumulated deficit                                                                  (37,153,000)           (38,227,000)
  Foreign currency translation adjustment                                                        -               (657,000)
                                                                                      ------------            -----------
           Total stockholders' equity                                                   35,798,000             33,575,000
                                                                                      ------------            -----------
                                                                                      $ 53,979,000           $ 53,331,000
                                                                                      ============           ============

                             See accompanying notes

                                  SYSTEMED INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                   Three Months Ended
                                                                                         ------------------------------------
                                                                                           March 31,               March 31,
                                                                                             1995                    1994
                                                                                         -----------              -----------
Net operating revenues                                                                   $38,366,000              $33,121,000

Operating costs and expenses:
    Cost of sales                                                                         31,786,000               28,376,000
    Selling, marketing and customer service                                                2,936,000                2,000,000
    General and administrative                                                             2,465,000                2,374,000
                                                                                         -----------              -----------
        Total operating costs and expenses                                                37,187,000               32,750,000
                                                                                         -----------              -----------

Operating income                                                                           1,179,000                  371,000

Other income (expense):
    Interest income                                                                          162,000                   93,000
    Interest expense                                                                        (164,000)                (169,000)
    Other non-operating, net                                                                   3,000                   (5,000)
                                                                                         -----------              -----------
        Total other income (expense)                                                           1,000                  (81,000)
                                                                                         -----------              -----------
Income before provision for income taxes                                                   1,180,000                  290,000

Provision for income taxes                                                                   106,000                   29,000
                                                                                         -----------              -----------
Net income                                                                               $ 1,074,000              $   261,000
                                                                                         ===========              ===========
Per common share information:
- -----------------------------
Net income per common and common equivalent share                                        $       .05              $       .01
                                                                                         ===========              ===========

Weighted average number of common and common equivalent shares                            23,054,000               22,037,000
                                                                                         ===========              ===========


                             See accompanying notes

                                  SYSTEMED INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                          ------------------------------------
                                                                                            March 31,               March 31,
                                                                                              1995                    1994
                                                                                          -----------              -----------
Operating Activities:
    Net income                                                                            $ 1,074,000              $   261,000
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                      430,000                  399,000
           Provision for losses on accounts receivable                                              -                  100,000
           Other                                                                                7,000                  117,000
           Changes in assets and liabilities:
              Decrease in accounts receivable                                                 251,000                2,409,000
              (Increase) decrease in inventory                                             (2,366,000)                 372,000
              Increase in prepaid expenses and other                                          (97,000)                 (54,000)
              Increase in other assets                                                              -                   (1,000)
              Net increase (decrease) in accounts payable and other accruals                1,178,000                 (232,000)
              Decrease in accrued restructuring and other charges                            (112,000)                (384,000)
              Net decrease in reserve for estimated
                   loss on disposal of discontinued operations                                      -                 (267,000)
                                                                                          -----------               ----------
              Net cash provided by operating activities                                       365,000                2,720,000

Investing Activities:
    Capital expenditures                                                                     (941,000)                (346,000)
    Net cash transferred on sale                                                             (409,000)                       -
    Other                                                                                       6,000                    7,000
                                                                                          -----------               ----------
              Net cash used in investing activities                                        (1,344,000)                (339,000)
                                                                                          -----------               ----------

Financing Activities:
    Net repayments under line of credit agreements                                                  -                 (166,000)
    Repayment of long-term debt                                                                     -                   (7,000)
    Proceeds from sales of common stock                                                       523,000                  489,000
                                                                                          -----------               ----------
              Net cash provided by  financing activities                                      523,000                  316,000
                                                                                          -----------               ----------
Net (decrease) increase in cash and cash equivalents                                         (456,000)               2,697,000

Cash and cash equivalents at beginning of period                                           12,849,000                9,007,000
                                                                                          -----------              -----------
Cash and cash equivalents at end of period                                                $12,393,000              $11,704,000
                                                                                          ===========              ===========

                             See accompanying notes

                                  SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995

1.  Basis of presentation
    ---------------------

    In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Systemed Inc. and subsidiaries (the Company) and the consolidated results of its operations and its cash flows for the three month periods ended March 31, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods presented are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Systemed Inc. is a Delaware corporation with substantially all of its business derived from activities in the prescription benefits management
    (PBM) industry, through its mail service pharmacy and prescription claims administration subsidiaries. In addition, approximately 3% of consolidated net operating revenues are generated by the distribution of pharmaceutical products through its subsidiary, Newport Pharmaceuticals de Costa Rica
    (NPCR).

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Certain 1994 accounts have been reclassified to conform to the 1995 presentation.

2.  Sale of subsidiary
    ------------------

    In March 1995, the Company sold its subsidiary, Newport Synthesis Ltd
    (NSL), to the principal management of NSL for a nominal value. Additionally, the agreement requires NSL to repay its outstanding intercompany obligations of $2,710,000, which were converted to a promissory note payable in equal annual installments of $165,000 over 15 years, with interest at 8.1%, and a balloon payment of $240,000 plus interest due in the fifth year if certain profit thresholds are achieved. The principal amount of this promissory note is equivalent to the Company's net investment in NSL. Therefore, no additional provision for loss on disposal was required. Under the terms of the agreement, the Company retains Board representation rights at NSL until the note is paid in full. Due to the nature and structure of the transaction, generally accepted accounting principles dictate that it should be reflected in the financial statements as a transferred business and the net assets which constitute the note receivable have been classified in Other assets. Payments received on the note will be recorded as a reduction to the carrying value of the segregated assets.

    The consolidated statements of income exclude revenues and expenses, for all periods presented, of NSL. Net operating revenues for NSL were $1,124,000, for the three months ended March 31, 1994. Loss from discontinued operations of $81,000 for the three months ended March 31, 1994 has been charged to the reserve for estimated loss on disposal of discontinued operations.

                                  SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995

3.  Inventories
    -----------

    Inventories consisted of the following:                               March 31,           December 31,
                                                                            1995                  1994
                                                                         ----------           ------------
                      Raw materials                                      $  307,000             $  432,000
                      Work in progress                                       49,000                649,000
                      Finished goods                                      4,947,000              3,457,000
                                                                         ----------             ----------
                                                                         $5,303,000             $4,538,000
                                                                         ==========             ==========

    Finished goods inventory included $4,356,000 and $2,067,000 of pharmaceutical drugs at the Company's mail service pharmacy at March 31, 1995 and December 31, 1994, respectively.

4.  Long-term debt
    --------------

    Long-term debt consisted of the following at:                        March 31,             December 31,
                                                                           1995                    1994
                                                                         ----------            ------------
            10% senior secured convertible notes                         $6,320,000              $6,320,000

            Less current portion                                                  -                       -
                                                                         ----------              ----------
            Long-term portion                                            $6,320,000              $6,320,000
                                                                         ==========              ==========

    At March 31, 1995, the Company was in compliance with all covenants of the above debt agreement.

5.  Statements of cash flows
    ------------------------

    During the three months ended March 31, 1995 and 1994 cash paid for interest was $321,000 and $330,000, respectively. Cash payments for income taxes was $50,000 in 1995 and $30,000 in 1994.

                                  SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995

6.  Per share data
    --------------

    Per share data have been computed by dividing the net income by the weighted average number of common shares and equivalents outstanding during the period. Common stock equivalents include dilutive stock options and warrants and the dilutive effects of preferred stock conversions. Fully diluted per share calculations are not presented in the financial statements because the assumed conversion of convertible debt and any additional incremental issuance of stock options or warrants would be antidilutive.

                                  SYSTEMED INC.

                                 March 31, 1995

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Health Care Reform
- ------------------

Employers, insurers, and government payor programs are continuing to attempt to contain health care costs by limiting the price or reimbursement levels of medical products and services or establishing managed care programs to increase efficiency in medical care procurement and utilization. The Company believes it should benefit from the increasing use of managed care programs since it offers prescription benefits management services which are easily adaptable into a variety of managed care programs and provide efficiencies and cost savings compared to traditional indemnity health insurance programs where insurers obtain prescriptions from local pharmacies at retail prices. However, proposals to restructure the health care system by the Clinton Administration and by members of Congress, industry consolidation and restructurings resulting from actual and anticipated changes in the U.S. health care delivery system, and the investment community's reaction thereto, create an environment which could produce significant volatility in the trading and market price of the Company's common stock.

Results of Operations
- ---------------------

The following table summarizes, by segment, the operations of the Company for the periods indicated (amounts in 000's):

                                                                                                 Three Months Ended
                                                                                           ------------------------------
                                                                                           March 31,            March 31,
                                                                                             1995                 1994
                                                                                           ---------            ---------
Net operating revenues:
        Prescription benefits management                                                    $37,350               $32,377
        Other                                                                                 1,016                   744
                                                                                            -------               -------
               Total net operating revenues                                                 $38,366               $33,121
                                                                                            -------               -------
Operating income (loss):
        Prescription benefits management                                                    $ 2,169               $ 1,049
        Corporate and other                                                                    (990)                 (678)
                                                                                            -------               -------
               Total operating income                                                         1,179                   371

Non-operating expense                                                                             1                   (81)
Provision for income taxes                                                                     (106)                  (29)
                                                                                            -------               -------
Net income                                                                                  $ 1,074               $   261
                                                                                            =======               =======

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:

                                                                                               Three Months Ended
                                                                                          ------------------------------
                                                                                          March 31,            March 31,
                                                                                            1995                 1994
                                                                                          ---------            ---------
Net operating revenues:
        Prescription benefits management                                                     97.4%                97.8%
        Other                                                                                 2.6                  2.2
                                                                                            -----                -----
           Total net operating revenues                                                     100.0                100.0
Cost of sales                                                                                82.8                 85.7
Selling, marketing and customer service                                                       7.7                  6.0
General and administrative                                                                    6.4                  7.2
                                                                                            -----                -----
        Operating income                                                                      3.1                  1.1
Non-operating expenses                                                                          -                  (.2)
                                                                                            -----                -----
Income before provision for income taxes                                                      3.1                   .9
Provision for income taxes                                                                    (.3)                 (.1)
                                                                                            -----                -----
Net income                                                                                    2.8%                  .8%
                                                                                            =====                =====

                                  SYSTEMED INC.

                                 March 31, 1995

Results of Operations (Cont'd)
- ------------------------------

Consolidated net operating revenues were $38.4 million for the three months ended March 31, 1995, reflecting an increase of 16 percent over the same period of the prior year. Consolidated operating income for the first quarter of 1995 of $1.2 million comprised an increase of $808,000 or 218 percent when compared to the same period of last year. The Company's consolidated net income of $1,074,000 for the first quarter of 1995 was 311 percent above the $261,000 of consolidated net income earned in the first quarter of 1994.

The prescription benefits management segment revenues, which represented 97 percent of consolidated operating revenues, increased $5.0 million or 15 percent over the prior year. First quarter mail service pharmacy revenues increased 15 percent from the comparable period of the prior year as a result of an increase in prescriptions dispensed of 16 percent slightly offset by a modest decrease (approximately 1/2 of 1 percent) in the average revenue per prescription dispensed. The increase in the volume of prescriptions processed during the quarter was due to the addition of new clients at the beginning of the year, combined with increased utilization by existing customers. Claims processing revenues for the first quarter of 1995 were 14 percent higher than the same period of the prior year. The rise in revenues was the result of a 39 percent increase in the volume of transactions processed during this period, offset by the impact of competitive pricing pressures and the conversion, by a customer, of a large component of its eligible members to a lesser revenue but higher margin per transaction product.

Other operating revenues represents revenues from the Company's Costa Rican operation. The Company anticipates selling this operation and concentrating its efforts in the prescription benefits management industry, which management believes will offer the greatest revenue growth potential for the Company.

Cost of sales as a percentage of consolidated net operating revenues decreased to 82.8 percent in the first quarter of 1995 from 85.7 percent for the similar period of the prior year. The decline in the cost of sales percentage was the result of significant benefits derived from the implementation of aggressive drug procurement strategies, which includes purchase and market performance discounts, further cost reduction from on-going process improvements at the Company's mail service pharmacy and integration of operating activities within the Company. Ongoing process improvement programs and new quality enhancement activities initiated during the quarter, including an approximately $3.0 million capital expenditure for automation and capacity expansion of the Company's mail service pharmacy, coupled with further strategies for drug procurement. Cost reductions are anticipated to contribute to additional savings in the future. The Company believes that its operations are performing at levels which are competitive with industry norms.

Selling, marketing and customer service expense increased 47 percent from the similar period of the prior year. These expenses for the first quarter of 1995 exceeded the prior year primarily as a result of the Company restructuring its selling, marketing and customer service organizations in 1994. The initial aspects of the restructuring plan, which lowered selling, marketing and customer service costs below normal levels, included staff reduction, consolidation of selected activities and relocation of certain functions. During early 1994, as a result of these restructuring activities, the Company incurred a reduced level of expenses. Subsequent to the end of the first quarter of 1994, the Company began to make additional investments in staffing and facilities, marketing and product literature and information systems development designed to enhance client service and position the Company to capitalize on new revenue opportunities. Consequently, the first quarter of 1995 reflects full expenses for the restructured and enhanced selling, marketing and customer service functions, as well as additional costs for new product development.

General and Administrative expenses for the first quarter of 1995 increased $91,000 from the same period of last year. The increase in general and administrative expenses was mainly due to additional staffing required to handle growth in revenue volume and higher legal costs.

Interest income for the three months ended March 31, 1995 was $162,000, which reflects an increase of 74 percent over the prior year. This increase was due to higher interest rates earned on an increased amount of invested cash. Interest expense was consistent with the prior year amount. Other non-operating expense includes a small gain on disposal of equipment reduced by modest amounts of foreign currency exchange losses.

The effective tax rate for the quarter was 9 percent and consists of amounts provided for state taxes, Federal alternative minimum taxes and foreign taxes. The Company has significant net operating loss carryforwards available to offset future Federal tax liabilities in the near term.

                                  SYSTEMED INC.

                                 March 31, 1995


Liquidity and Capital Resources
- -------------------------------

At March 31, 1995, the Company had cash and cash equivalents of $12.4 million available to meet its operating and other cash needs. The Company has significant unused borrowing capability consisting of a line of credit available to Systemed Pharmacy Inc. Although this borrowing facility contains certain restrictions on the transferring of funds, management believes that the consolidated cash resources and its borrowing capability will be sufficient to finance the Company's operations and anticipated capital expenditures during 1995.

Working capital at March 31, 1995, was $26.8 million, an increase of $253,000 over the December 31, 1994 working capital balance. The December 31, 1994 balance included $2.0 million of working capital for Newport Synthesis Ltd.
(NSL), which was sold in March 1995. Therefore, the increase in working capital at quarter end, excluding the impact from the sale of NSL, was $2.3 million. This rise in working capital was principally the result of an increase in inventory maintained at the mail service pharmacy activity due to favorable pricing opportunities and reduction of accrued liabilities as a result of the timing of payments.

The Company's capital expenditures were primarily comprised of amounts expended for the approximately $3.0 million program designed to further automate and increase the capacity of the Company's mail service pharmacy in Iowa, and for data processing equipment, new product offerings, and to a lesser degree, office furniture and equipment for its core activities. Management believes the existing facility capacity, with these continuing improvements, is adequate to accommodate significant growth.

In the fourth quarter of 1993, the Company recorded a charge against earnings for restructuring and other charges, including an accrual for estimated future cash expenditures associated with that charge. During the first quarter of 1995, the Company funded $112,000 of the then estimated future cash expenditures. Management believes that the estimate originally derived for both the accrual and cash expenditures are still appropriate.

                                  SYSTEMED INC.

                                 March 31, 1995

Part II.

Item 6.       Exhibits and reports on Form 8-K

     (a)      Computation of earnings per share - see Exhibit 11.

     (b)      Financial Data Schedule - see Exhibit 27.

     (c) Current report on Form 8-K, filed March 31, 1995, reporting the change in registrant's certifying accounting firm.

     (d) Amended report on Form 8-K/A, filed April 13, 1995, reporting the change in registrant's certifying accounting firm.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SYSTEMED, INC.

Date:  May 12, 1995                  By:         /s/  KENNETH J. KAY
       ------------                      ---------------------------------------
                                         Kenneth J. Kay, Senior Vice President,
                                         Finance & Administration and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)