Form 10-Q
period 1995-06-30
SYSTEMED INC /DE
filed 1995-08-14
CIK 110074

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    -------------

                        Commission file number 0-5118

                                 SYSTEMED INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

            STATE OF DELAWARE                           95-2544661
            -----------------                           ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    970 West 190th Street, Suite 400
          Torrance, California                             90502
    --------------------------------                       -----
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

         Yes  X                                       No
             ---                                         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,067,083 shares of common stock, $.001 par value, outstanding at June 30, 1995.

                                 SYSTEMED INC.

                               TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I - Financial information

         Item 1. Financial statements

                 Consolidated balance sheets - as of June 30, 1995  (unaudited)
                          and December 31, 1994                                                                       3

                 Consolidated statements of income (unaudited) - three months ended
                          June 30, 1995 and 1994                                                                      4

                 Consolidated statements of income (unaudited) - six months ended
                          June 30, 1995 and 1994                                                                      5

                 Consolidated statements of cash flows (unaudited) - six months ended
                          June 30, 1995 and 1994                                                                      6

                 Notes to unaudited consolidated financial statements                                               7-9

         Item 2.  Management's discussion and analysis of financial condition and results
                          of operations                                                                           10-12

PART II - Other information

         Item 6. Exhibits and reports on Form 8-K                                                                    13

         SIGNATURES                                                                                                  14

Part I. Item 1.
                                 SYSTEMED INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         June 30,             December 31,
                                                                           1995                   1994
                                                                        -----------           ------------
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 13,740,000           $ 12,849,000
  Accounts receivable, less allowance of $679,000 at
   June 30, 1995 and $655,000 at December 31, 1994                       16,960,000             19,141,000
  Inventories                                                             5,052,000              4,538,000
  Prepaid expenses and other                                              3,788,000              3,454,000
                                                                       ------------           ------------

          Total current assets                                           39,540,000             39,982,000

Property, plant and equipment, net                                        6,630,000              6,075,000
Goodwill, less accumulated amortization of $1,747,000
   at June 30, 1995 and $1,649,000 at December 31, 1994                   6,296,000              6,394,000
Other, including deferred debt offering costs, less
   related accumulated amortization of $517,000 at June 30, 1995
   and $496,000 at December 31, 1994                                      3,380,000                880,000
                                                                       ------------           ------------
                                                                       $ 55,846,000           $ 53,331,000
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                        $          -           $     40,000
  Accounts payable                                                        5,067,000              4,012,000
  Other accrued liabilities                                               6,144,000              6,900,000
  Accrued restructuring and other charges                                   767,000              1,113,000

  Reserve for estimated loss on disposal of
       discontinued operations                                                    -              1,340,000
                                                                       ------------           ------------
          Total current liabilities                                      11,978,000             13,405,000

Long-term debt                                                            6,320,000              6,320,000
Other liabilities                                                            17,000                 31,000

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 8% cumulative and convertible;
   161,325 shares issued and outstanding at
   June 30, 1995 and 163,325 shares issued and outstanding at
   December 31, 1994; (liquidation preference of $1,613,000
   at June 30, 1995 and $1,633,000 at December 31, 1994)                          -                      -

  Common stock, $.001 par value; 30,000,000 shares
   authorized; 22,067,083 shares issued and outstanding
   at June  30, 1995 and 21,706,488 shares issued and
   outstanding at December 31, 1994                                          22,000                 22,000
  Additional paid-in capital                                             73,541,000             72,437,000
  Accumulated deficit                                                   (36,032,000)           (38,227,000)
  Foreign currency translation adjustment                                         -               (657,000)
                                                                       ------------           ------------
                 Total stockholders' equity                              37,531,000             33,575,000
                                                                       ------------           ------------
                                                                       $ 55,846,000           $ 53,331,000
                                                                       ============           ============



                             See accompanying notes

                                 SYSTEMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Three Months Ended
                                                               --------------------------------
                                                                June 30,             June 30,
                                                                  1995                 1994
                                                               -----------          -----------
Net operating revenues                                         $38,880,000          $34,806,000

Operating costs and expenses:
   Cost of sales                                                32,587,000           29,073,000
   Selling, marketing and customer service                       3,216,000            2,232,000
   General and administrative                                    1,857,000            2,675,000
                                                               -----------          -----------
       Total operating costs and expenses                       37,660,000           33,980,000
                                                               -----------          -----------
Operating income                                                 1,220,000              826,000

Other income (expense):
   Interest income                                                 201,000               89,000
   Interest expense                                               (162,000)            (167,000)
   Other non-operating, net                                        (29,000)              (6,000)
                                                               -----------          -----------
       Total other income (expense)                                 10,000              (84,000)
                                                               -----------          -----------

Income before provision for income taxes                         1,230,000              742,000

Provision for income taxes                                         109,000               95,000
                                                               -----------          -----------
Net income                                                     $ 1,121,000          $   647,000
                                                               ===========          ===========
Per common share information:

Net income per common and common equivalent share              $       .05          $       .03
                                                               ===========          ===========
Weighted average number of common and common equivalent         23,040,000           22,429,000
                                                               ===========          ===========



                             See accompanying notes

                                 SYSTEMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Six Months Ended
                                                                      --------------------------------
                                                                       June 30,             June 30,
                                                                         1995                 1994
                                                                      -----------          -----------

Net operating revenues                                                $77,246,000           $67,927,000

Operating costs and expenses:
   Cost of sales                                                       64,373,000            57,449,000
   Selling, marketing and customer service                              6,152,000             4,232,000
   General and administrative                                           4,322,000             5,049,000
                                                                      -----------           -----------

       Total operating costs and expenses                              74,847,000            66,730,000
                                                                      -----------           -----------

Operating income                                                        2,399,000             1,197,000

Other income (expense):
   Interest income                                                        363,000               182,000
   Interest expense                                                      (326,000)             (336,000)
   Other non-operating, net                                               (26,000)              (11,000)
                                                                      -----------           -----------

       Total other income (expense)                                        11,000              (165,000)
                                                                      -----------           -----------

Income before provision for income taxes                                2,410,000             1,032,000

Provision for income taxes                                                215,000               124,000
                                                                      -----------           -----------

Net income                                                            $ 2,195,000           $   908,000
                                                                      ===========           ===========
Per common share information:

Net income per common and common equivalent share                     $      0.10           $       .04
                                                                      ===========           ===========

Weighted average number of common and common equivalent shares         23,047,000            22,233,000
                                                                      ===========           ===========


                            See accompanying notes

                                 SYSTEMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                      Six Months Ended
                                                                              -------------------------------
                                                                               June 30,            June 30,
                                                                                 1995                1994
                                                                              -----------         -----------

OPERATING ACTIVITIES:
   Net income                                                                 $ 2,195,000         $   908,000
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           918,000             843,000
          Provision for losses on accounts receivable                              80,000             420,000
          Other                                                                    (1,000)             28,000
          Changes in assets and liabilities:
             Decrease in accounts receivable                                    1,090,000           1,173,000
             Increase in inventories                                           (2,113,000)         (1,017,000)
             Increase in prepaid expenses and other                              (183,000)           (706,000)
             Increase in other assets                                              (9,000)             (1,000)
             Net increase in accounts payable and other accruals                  918,000           3,578,000
             Decrease in accrued restructuring and other charges                 (346,000)           (685,000)
             Net increase in reserve for estimated loss on disposal of
                  discontinued operations                                               -             265,000
                                                                              -----------         -----------

             Net cash provided by operating activities                          2,549,000           4,806,000

INVESTING ACTIVITIES:
   Capital expenditures                                                        (2,431,000)           (635,000)
   Net assets transferred                                                        (409,000)                  -
   Other                                                                           14,000              13,000
                                                                              -----------         -----------

             Net cash used in investing activities                             (2,826,000)           (622,000)
                                                                              -----------         -----------

FINANCING ACTIVITIES:
   Net repayments under line of credit agreements                                       -            (192,000)
   Repayment of long-term debt                                                          -            (165,000)
   Proceeds from issuances of common stock                                      1,168,000             755,000
                                                                              -----------         -----------

             Net cash provided by financing activities                          1,168,000             398,000
                                                                              -----------         -----------

Net increase in cash and cash equivalents                                         891,000           4,582,000

Cash and cash equivalents at beginning of period                               12,849,000           9,007,000
                                                                              -----------         -----------

Cash and cash equivalents at end of period                                    $13,740,000         $13,589,000
                                                                              ===========         ===========


                             See accompanying notes

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1995


1.       Basis of presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Systemed Inc. and subsidiaries (the Company) and the consolidated results of its operations for the three and six month periods ending June 30, 1995 and 1994 and its cash flows for the six month periods ended June 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods presented are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         Systemed Inc. is a Delaware corporation with substantially all of its business derived from activities in the prescription benefits management (PBM) industry, through its mail service pharmacy and prescription claims administration subsidiaries. In addition, approximately 2% of consolidated net operating revenues are generated by the distribution of pharmaceutical products through its subsidiary, Newport Pharmaceuticals de Costa Rica (NPCR).

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

         The consolidated statements of income exclude revenues and expenses, for all periods presented, of NSL. Net operating revenues for NSL were $1,541,000 for the three months and $2,665,000 for the six months ended June 30, 1994. Income from discontinued operations of $401,000 for the three months and $320,000 for the six months ended June 30, 1994 were added to the reserve for estimated loss on disposal of discontinued operations.

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1995




3. Inventories

   Inventories consisted of the following:


                                                          June 30,            December 31,
                                                            1995                  1994
                                                         -----------           ------------
         Raw materials                                    $  456,000            $  432,000
         Work in progress                                     54,000               649,000
         Finished goods                                    4,542,000             3,457,000
                                                          ----------            ----------
                                                          $5,052,000            $4,538,000
                                                          ==========            ==========


   Finished goods inventory included $3,932,000 and $2,067,000 of pharmaceutical drugs at the Company's mail service pharmacy at June 30, 1995 and December 31, 1994, respectively.


4. Long-term debt

   Long-term debt consisted of the following at:


                                                          June 30,            December 31,
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
                                                         ==========            ==========

   At June 30, 1995, the Company was in compliance with all covenants of the above debt agreement.


5. Statements of cash flows

   During the six months ended June 30, 1995 and 1994, cash payments for interest were $316,000 and $332,000, respectively. Cash payments for income taxes were $79,000 in 1995 and $37,000 in 1994.

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1995



6. Per share data

   Per share data have been computed by dividing the net income by the weighted average number of common and common share equivalents outstanding during the periods. Common stock equivalents include dilutive stock options and warrants and the dilutive effects of preferred stock conversions. Fully diluted per share calculations are not presented in the financial statements because the assumed conversion of convertible debt and any additional incremental issuance of stock options or warrants would be antidilutive.

                                 SYSTEMED INC.

                                 June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Health Care Reform

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

Results of Operations

The following table summarizes, by segment, the operations of the Company for the periods indicated (amounts in 000's):

                                                     Three Months Ended                       Six Months Ended
                                                ---------------------------            ------------------------------
                                                 June 30,          June 30,             June 30,         June 30,
                                                   1995             1994                  1995             1994
                                                ----------       ----------            ----------       ----------
Net operating revenues:
       Prescription benefits management           $38,068          $33,987               $75,418          $ 66,364
       Other                                          812              819                 1,828             1,563
                                                  -------          -------               -------          --------
              Total net operating revenues        $38,880          $34,806               $77,246          $ 67,927
                                                  =======          =======               =======          ========

Operating income (loss):
       Prescription benefits management           $ 1,877          $ 1,549               $ 4,046          $  2,598
       Corporate and other                           (657)            (723)               (1,647)           (1,401)
                                                  -------          -------               -------          --------
              Total operating income                1,220              826                 2,399             1,197

Non-operating income (expenses)                        10              (84)                   11              (165)
Provision for income taxes                           (109)             (95)                 (215)             (124)
                                                  -------          -------               -------          --------
Net income                                        $ 1,121          $   647               $ 2,195          $    908
                                                  =======          =======               =======          ========

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:

                                                        Three Months Ended                  Six Months Ended
                                                   ---------------------------        ---------------------------
                                                   June 30,           June 30,        June 30,           June 30,
                                                     1995               1994            1995               1994
                                                   --------           --------        --------           --------
Net operating revenues:
       Prescription benefits management               97.9%             97.6%            97.6%             97.7%
       Other                                           2.1               2.4              2.4               2.3
                                                     -----             -----            -----             -----
          Total net operating revenues               100.0             100.0            100.0             100.0
Cost of sales                                         83.8              83.5             83.3              84.6
Selling, marketing and customer service                8.3               6.4              8.0               6.2
General and administrative                             4.8               7.7              5.6               7.4
                                                     -----             -----            -----             -----
       Operating income                                3.1               2.4              3.1               1.8
Non-operating income (expenses)                         .1               (.2)               -               (.3)
                                                     -----             -----            -----             -----
Income before provision for income taxes               3.2               2.2              3.1               1.5
Provision for income taxes                             (.3)              (.3)             (.3)              (.2)
                                                     -----             -----            -----             -----
Net income                                             2.9%              1.9%             2.8%              1.3%
                                                     =====             =====            =====             =====

                               SYSTEMED INC.

                               June 30, 1995

Results of Operations (Cont'd)

Consolidated net operating revenues for the second quarter and first half of 1995 increased 12% and 14%, respectively, over the same periods of the prior year. Consolidated operating income of $1,220,000 for the second quarter and $2,399,000 for the first half of 1995 significantly surpassed the prior year's operating income for the comparable periods as a result of ongoing operational improvements. The Company had consolidated net income of $1,221,000 and $2,195,000 for the second quarter and first half of 1995, respectively, versus net income of $647,000 and $908,000 for the similar periods of the prior year.

The prescription benefits management segment revenues, which comprise 98% of the Company's consolidated revenues, increased $4,081,000 (12%) and $9,054,000 (14%) for the second quarter and first half of the current year, respectively, over the comparable prior year periods. Operating income improved to 3.1% of revenues for the second quarter and first half of 1995 versus 2.4% and 1.8% for the same periods of the prior year. The Company's mail service pharmacy revenues increased 12% for the second quarter and 14% for the first half of the year over the comparable prior year amounts due to an increase in prescriptions dispensed of 12.6% for the quarter and 14.2% for the six month period. The impact of the increase in volume was partially offset by a slight decrease in the average revenue per branded prescription dispensed. The rise in the volume of prescriptions dispensed for the current quarter and six month period was due to the addition of new clients at the beginning of the year along with increased utilization by existing accounts. Second quarter claims processing revenues increased 11% over the prior year period, while revenues for the first half of the year experienced a similar increase (12%) over the comparable prior year period revenues. The rise in claims processing revenues was due to the higher volume of transactions processed (26% for the second quarter and 32% for the first half of the year), offset by the impact of competitive pricing pressures and a significant customer converting a large component of its eligible members to a lesser revenue, but higher margin, per transaction product.

Other operating revenues represents sales by the Company's Costa Rican operation. The Company anticipates disposing of this operation sometime in the near future, thus concentrating its efforts in the prescription benefits management industry, which management believes will offer the greatest revenue growth potential for the Company.

Cost of sales as a percent of consolidated net operating revenues for the second quarter was consistent with the prior year quarter and decreased nominally for the first half of 1995 as compared to the similar period of the previous year. Management anticipates that the prescription benefits management industry will continue to experience pricing pressure consistent with what has evolved over the last year. The Company has been able to maintain or reduce its cost of sales as a percentage of sales, despite increased pricing competition, through implementation of aggressive drug procurement strategies, which includes purchase and market performance discounts, integration of operating activities and further cost reduction derived from on-going process improvements at both the mail service pharmacy and claims processing operations. The Company believes that its operations are performing at levels which are competitive with industry norms. The new quality management activities initiated earlier this year, ongoing process improvement programs, further strategies for drug procurement cost reductions and an approximately $3.0 million capital expenditure for automation and capacity expansion of the Company's mail service pharmacy are profit enhancement measures which are anticipated to provide future savings to the Company.

Selling, marketing and customer service expense increased over 44% for both the second quarter and first half of the current year over the prior year similar periods. The increase in these expenses are the result of the Company restructuring its selling, marketing and customer service organizations during 1994. The initial aspects of the restructuring plan, which lowered selling, marketing and customer service costs below normal levels last year, included staff reduction, consolidation of selected activities and relocation of certain functions. Subsequent to the first quarter of last year when the restructuring took place, the Company began to make investments in staffing, facilities, marketing and product literature and information systems development designed to enhance client service and position the Company to capitalize on new marketing and customer service capabilities. During the first half of 1995, the Company has continued to invest in the new sales organization, as well as in the development of advanced knowledge-based products for the prescription benefits management marketplace. As the year progresses, the increase in this expense category should not be as pronounced, since the levels of organizational costs incurred will be more comparable.

General and administrative expenses for the second quarter and first half of 1995 declined 31% and 14%, respectively. The decrease in expenses for the quarter and first half of the current year was primarily due to the Company realigning management responsibilities at the start of the year which resulted in a transfer of personnel from general and administrative roles to sales and operational responsibilities. Further expense reductions were realized due to substantial improvements made in accounts receivable management, thus reducing expenses associated during these periods with the collection of outstanding accounts. In addition, the Company has reduced numerous miscellaneous expenses through on-going cost reduction activities.

Interest income for the second quarter and first half of the current year increased 126% and 99%, respectively, as a result of increased amounts of invested cash. Interest expense was consistent with the prior year. Other non-operating expenses include a small gain on disposal of equipment reduced by modest amounts of foreign currency exchange losses.

The effective tax rate for the quarter and year to date was 9 percent, and consists of amounts provided for state income taxes, Federal alternative minimum taxes and foreign taxes. The Company has significant net operating loss carryforwards available to offset future Federal tax liabilities in the near term.

                                SYSTEMED INC.

                                June 30, 1995

Liquidity and Capital Resources

At June 30, 1995, the Company had cash and cash equivalents of $13.7 million available to meet its operating and other cash needs. Management is contemplating an offer to extend its existing line of credit, however it is also considering other expanded credit facility arrangements which are designed to meet the anticipated growth requirements of the Company. Management is currently engaged in a dialogue with several financial institutions, and expects to have its new credit facility arrangements completed by the end of the year.

Working capital at June 30, 1995, was $27.6 million, which reflects an increase of $985,000 over the December 31, 1994 balance. Working capital at December 31, 1994 included $2.0 million of working capital from Newport Synthesis Ltd.
(NSL) which was sold in March 1995. Therefore, the increase in working capital at June 30, 1995, adjusting for the sale of NSL, was approximately $3.0 million. The rise in working capital was primarily due to increases in cash and cash equivalents attained through improved accounts receivable management and higher inventories maintained at the mail service pharmacy due to favorable pricing opportunities, coupled with the reclassification of a reserve due to the sale of NSL and the reduction of accrued liabilities as a result of the timing of payments.

The Company's capital expenditures were primarily comprised of amounts invested for the approximately $3.0 million program designed to further automate and increase the capacity of the Company's mail service pharmacy in Iowa, and for data processing equipment, new product offerings, and to a lesser degree, office furniture and equipment for core activities. Management believes that facility capacity, as a result of improvements being made this year will be adequate to accommodate significant growth.

In the fourth quarter of 1993, the Company recorded a charge against earnings for restructuring and other charges, including an accrual for estimated future cash expenditures associated with that charge. During the first half of the current year, the Company funded $346,000 of the then estimated future cash expenditures. Management believes that the estimates originally derived for both the accrual and cash expenditures are still appropriate.

                                 SYSTEMED INC.

                                 June 30, 1995

Part II.

Item 6.      Exhibits and reports on Form 8-K

    (a)      Computation of earnings per share - see Exhibit 11.

    (b)      Financial Data Schedule - see Exhibit 27.

    (c)      No reports on form 8-K were filed during the quarter ended June 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SYSTEMED INC.





Date: August 14, 1995           By:  /s/  KENNETH J. KAY
      ---------------                -------------------------------------------
                                          Kenneth J. Kay, Senior Vice President,
                                          Finance & Administration
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)