Form 10-Q
period 1995-09-30
SYSTEMED INC /DE
filed 1995-11-14
CIK 110074

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period  from ___________ to ___________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,144,432 shares of common stock, $.001 par value, outstanding at September 30, 1995.

                                 SYSTEMED INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                                                     Page
                                                                                                     ----
PART I - Financial information

         Item 1. Financial statements

                 Consolidated balance sheets - as of  September 30, 1995  (unaudited)
                          and December 31, 1994                                                         3

                 Consolidated statements of income (unaudited) - three months ended
                          September 30, 1995 and 1994                                                   4

                 Consolidated statements of income (unaudited) - nine months ended
                          September 30, 1995 and 1994                                                   5

                 Consolidated statements of cash flows (unaudited) - nine months ended
                          September 30, 1995 and 1994                                                   6

                 Notes to unaudited consolidated financial statements                                 7-8

         Item 2.  Management's discussion and analysis of financial condition and results
                          of operations                                                              9-11

PART II - Other information

         Item 6. Exhibits and reports on Form 8-K                                                      12

         SIGNATURES                                                                                    13

Part I. Item 1.
                                 SYSTEMED INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,         December 31,
                                                                                        1995                  1994
                                                                                    ------------          ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $13,755,000           $12,849,000
  Accounts receivable, less allowance of $485,000 at
   September 30, 1995 and $655,000 at December 31, 1994                              16,694,000            19,141,000
  Inventories                                                                         4,875,000             4,538,000
  Prepaid expenses and other                                                          3,764,000             3,454,000
                                                                                    -----------           -----------
          Total current assets                                                       39,088,000            39,982,000

Property, plant and equipment, net                                                    8,229,000             6,075,000
Goodwill, less accumulated amortization of $1,796,000 at
   September 30, 1995 and $1,649,000 at December 31, 1994                             6,247,000             6,394,000
Other, including deferred debt offering costs, less related
   accumulated amortization of $538,000 at September 30, 1995
   and $496,000 at December 31, 1994                                                  3,352,000               880,000
                                                                                    -----------           -----------
                                                                                    $56,916,000           $53,331,000
                                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                     $         -           $    40,000
  Accounts payable                                                                    4,959,000             4,012,000
  Other accrued liabilities                                                           6,210,000             6,900,000
  Accrued restructuring and other charges                                               494,000             1,113,000
  Reserve for estimated loss on disposal of
       discontinued operations                                                                -             1,340,000
                                                                                    -----------           -----------
          Total current liabilities                                                  11,663,000            13,405,000

Long-term debt                                                                        6,300,000             6,320,000
Other liabilities                                                                        17,000                31,000

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 8% cumulative and convertible;
   161,325 shares issued and outstanding at September 30, 1995 and 163,325 shares issued and outstanding at December 31, 1994;
   (liquidation preference of $1,613,000 at September 30, 1995 and $1,633,000
   at December 31, 1994)                                                                      -                     -

  Common stock, $.001 par value; 30,000,000 shares
   authorized; 22,144,432 shares issued and outstanding
   at September 30, 1995 and 21,706,488 shares issued and
   outstanding at December 31, 1994                                                      22,000                22,000
  Additional paid-in capital                                                         73,772,000            72,437,000
  Accumulated deficit                                                               (34,858,000)          (38,227,000)
  Foreign currency translation adjustment                                                     -              (657,000)
                                                                                    -----------           -----------
                 Total stockholders' equity                                          38,936,000            33,575,000
                                                                                    -----------           -----------
                                                                                    $56,916,000           $53,331,000
                                                                                    ===========           ===========


                             See accompanying notes

                                 SYSTEMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                        ----------------------------------
                                                                                        September 30,        September 30,
                                                                                            1995                 1994
                                                                                        ------------         -------------
Net operating revenues                                                                  $38,008,000           $35,831,000

Operating costs and expenses:
     Cost of sales                                                                       31,559,000            29,425,000
     Selling, marketing and customer service                                              3,008,000             2,357,000
     General and administrative                                                           2,099,000             2,775,000
                                                                                        -----------           -----------
       Total operating costs and expenses                                                36,666,000            34,557,000
                                                                                        -----------           -----------

Operating income                                                                          1,342,000             1,274,000

Other income (expense):
   Interest income                                                                          185,000               106,000
   Interest expense                                                                        (163,000)             (167,000)
   Other non-operating, net                                                                 (31,000)                    -
                                                                                        -----------           -----------
       Total other income (expense)                                                          (9,000)              (61,000)
                                                                                        -----------           -----------

Income before provision for income taxes                                                  1,333,000             1,213,000

Provision for income taxes                                                                  159,000               144,000
                                                                                        -----------           -----------
Net income                                                                              $ 1,174,000           $ 1,069,000
                                                                                        ===========           ===========

Per common share information:
-----------------------------

Net income per common and common equivalent share                                       $       .05           $       .05
                                                                                        ===========           ===========
Weighted average number of common and common equivalent shares                           23,053,000            23,024,000
                                                                                        ===========           ===========





                             See accompanying notes

                                 SYSTEMED INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                               Nine  Months Ended
                                                                                      ------------------------------------
                                                                                      September 30,          September 30,
                                                                                          1995                   1994
                                                                                      -------------          -------------
Net operating revenues                                                                $115,254,000           $103,758,000

Operating costs and expenses:
     Cost of sales                                                                      95,932,000             86,874,000
     Selling, marketing and customer service                                             9,160,000              6,589,000
     General and administrative                                                          6,421,000              7,824,000
                                                                                      ------------           ------------
       Total operating costs and expenses                                              111,513,000            101,287,000
                                                                                      ------------           ------------

Operating income                                                                         3,741,000              2,471,000

Other income (expense):
   Interest income                                                                         548,000                288,000
   Interest expense                                                                       (489,000)              (504,000)
   Other non-operating, net                                                                (57,000)               (10,000)
                                                                                      ------------           ------------
       Total other income (expense)                                                          2,000               (226,000)
                                                                                      ------------           ------------

Income before provision for income taxes                                                 3,743,000              2,245,000

Provision for income taxes                                                                 374,000                268,000
                                                                                      ------------           ------------
Net income                                                                            $  3,369,000           $  1,977,000
                                                                                      ============           ============
Per common share information:
-----------------------------
Net income per common and common equivalent share                                     $       0.15           $        .09
                                                                                      ============           ============
Weighted average number of common and common equivalent shares                          23,035,000             22,497,000
                                                                                      ============           ============





                             See accompanying notes

                                 SYSTEMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                 Nine Months Ended
                                                                                        ----------------------------------
                                                                                        September 30,        September 30,
                                                                                            1995                 1994
                                                                                        -------------        -------------
Operating Activities:
   Net income                                                                            $ 3,369,000          $ 1,977,000

   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                    1,435,000            1,275,000
          Provision for losses on accounts receivable                                              -              535,000
          Other                                                                             (154,000)              56,000
          Changes in assets and liabilities:
             Decrease in accounts receivable                                                 998,000              617,000
             Increase in inventories                                                      (1,939,000)          (1,833,000)
             Increase in prepaid expenses and other                                         (162,000)          (2,020,000)
             Increase in other assets                                                         (8,000)             (10,000)
             Net increase in accounts payable and other accruals                           1,565,000            3,459,000
             Decrease in accrued restructuring and other charges                            (619,000)            (910,000)
             Net increase in reserve for estimated loss on disposal of
               discontinued operations                                                             -              540,000
                                                                                         -----------          -----------
             Net cash provided by operating activities                                     4,485,000            3,686,000
                                                                                         -----------          -----------

Investing Activities:
   Capital expenditures                                                                   (4,474,000)          (1,668,000)
   Net assets transferred                                                                   (409,000)                   -
   Other                                                                                      21,000               20,000
                                                                                         -----------          -----------
             Net cash used in investing activities                                        (4,862,000)          (1,648,000)
                                                                                         -----------          -----------

Financing Activities:
   Net repayments under line of credit agreements                                                  -             (237,000)
   Repayment of long-term debt                                                                     -             (165,000)
   Proceeds from issuances of common stock                                                 1,412,000            1,095,000
   Dividends on preferred stock                                                             (129,000)            (131,000)
                                                                                         -----------          -----------
             Net cash provided by financing activities                                     1,283,000              562,000
                                                                                         -----------          -----------

Net increase in cash and cash equivalents                                                    906,000            2,600,000

Cash and cash equivalents at beginning of period                                          12,849,000            9,007,000
                                                                                         -----------          -----------
Cash and cash equivalents at end of period                                               $13,755,000          $11,607,000
                                                                                         ===========          ===========





                             See accompanying notes

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995


1. Basis of presentation
   ---------------------

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Systemed Inc. and subsidiaries (the Company) and the consolidated results of its operations for the three and nine month periods ending September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods presented are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

2. Sale of Subsidiary
   ------------------

   In March 1995, the Company sold its subsidiary, Newport Synthesis, Ltd
   (NSL), to the principal management of NSL for a nominal value. The agreement requires NSL to repay its outstanding intercompany obligations of $2,710,000, which were converted to a promissory note payable in equal annual installments of approximately $165,000 over 15 years, with interest at 8.1%, and a balloon payment of $240,000 plus interest due in the fifth year if certain profit thresholds are achieved. The principal amount of this promissory note is equivalent to the Company's net investment in NSL. Therefore, no additional provision for loss on disposal was required. Under the terms of the agreement, the Company retains Board representation rights at NSL until the note is paid in full. Due to the nature and structure of the transaction, generally accepted accounting principles dictate that it should be reflected in the financial statements as a transferred business and the net assets which constitute the note receivable have been classified in Other assets. Payments received on the note will be recorded as a reduction to the carrying value of the segregated assets.

   The consolidated statements of income exclude revenues and expenses, for all periods presented, of NSL. Net operating revenues for NSL were $2,057,000 for the three months and $4,722,000 for the nine months ended September 30, 1994. Income from discontinued operations of $398,000 for the three months and $718,000 for the nine months ended September 30, 1994 were added to the reserve for estimated loss on disposal of discontinued operations.

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995




3. Inventories
   -----------

   Inventories consisted of the following:                                            September 30,         December 31,
                                                                                          1995                  1994
                                                                                      -------------         ------------
                     Raw materials                                                     $  384,000            $  432,000
                     Work in progress                                                     117,000               649,000
                     Finished goods                                                     4,374,000             3,457,000
                                                                                       ----------            ----------
                                                                                       $4,875,000            $4,538,000
                                                                                       ==========            ==========


   Finished goods inventory included $3,819,000 and $2,067,000 of pharmaceutical drugs at the Company's mail service pharmacy at September 30, 1995 and December 31, 1994, respectively.


4. Long-term debt
   --------------

   Long-term debt consisted of the following at:                                       September 30,         December 31,
                                                                                            1995                 1994
                                                                                       -------------         ------------
           10% senior secured convertible notes                                         $6,300,000            $6,320,000

           Less current portion                                                                  -                     -
                                                                                        ----------            ----------
           Long-term portion                                                            $6,300,000            $6,320,000
                                                                                        ==========            ==========

   At September 30, 1995, the Company was in compliance with all covenants of the above debt agreement.


5. Statements of cash flows
   ------------------------

   During the nine months ended September 30, 1995 and 1994, cash payments for interest were $631,000 and $655,000, respectively. Cash payments for income taxes were $243,000 in 1995 and $41,000 in 1994.


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

                               September 30, 1995

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Health Care Reform
------------------

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

Results of Operations
---------------------

The following table summarizes, by segment, the operations of the Company for the periods indicated (amounts in 000's):

                                                     Three Months Ended                    Nine Months Ended
                                                     ------------------                    -----------------
                                               September 30,    September 30,       September 30,     September 30,
                                                   1995             1994                1995              1994
                                               -------------    -------------       -------------     -------------
Net operating revenues:
       Prescription benefits management           $36,947          $34,825             $112,365         $101,189
       Other                                        1,061            1,006                2,889            2,569
                                                  -------          -------             --------         --------
              Total net operating revenues        $38,008          $35,831             $115,254         $103,758
                                                  =======          =======             ========         ========

Operating income (loss):
       Prescription benefits management           $ 2,283          $ 2,138             $  6,329         $  4,736
       Corporate and other                           (941)            (864)              (2,588)          (2,265)
                                                  -------          -------             --------         --------
              Total operating income                1,342            1,274                3,741            2,471

Non-operating income (expenses)                        (9)             (61)                   2             (226)
Provision for income taxes                           (159)            (144)                (374)            (268)
                                                  -------          -------             --------         --------
Net income                                        $ 1,174          $ 1,069             $  3,369         $  1,977
                                                  =======          =======             ========         ========

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:

                                                        Three Months Ended                 Nine Months Ended
                                                        ------------------                 -----------------
                                                  September 30,    September 30,    September 30,     September 30,
                                                      1995             1994             1995              1994
                                                  -------------    -------------    -------------     -------------
Net operating revenues:
       Prescription benefits management               97.2%             97.2%            97.5%            97.5%
       Other                                           2.8               2.8              2.5              2.5
                                                     -----             -----            -----            -----
          Total net operating revenues               100.0             100.0            100.0            100.0
Cost of sales                                         83.1              82.1             83.2             83.7
Selling, marketing and customer service                7.9               6.6              8.0              6.4
General and administrative                             5.5               7.7              5.6              7.5
                                                     -----             -----            -----            -----
       Operating income                                3.5               3.6              3.2              2.4
Non-operating income (expenses)                        -                 (.2)               -              (.2)
                                                     -----             -----            -----            -----
Income before provision for income taxes               3.5               3.4              3.2              2.2
Provision for income taxes                             (.4)              (.4)             (.3)             (.2)
                                                     -----             -----            -----            -----
Net income                                             3.1%              3.0%             2.9%             2.0%
                                                     =====             =====            =====            =====

                                 SYSTEMED INC.

                               September 30, 1995

Results of Operations (Cont'd)
------------------------------

Consolidated net operating revenues for the third quarter and nine months ended September 30, 1995 increased 6 percent and 11 percent, respectively, over the similar periods of the prior year. The Company had consolidated 1995 operating income of $1,342,000 for the third quarter, the seventh consecutive quarter of positive operating income, and $3,741,000 for the nine month period, primarily resulting from ongoing operational improvements, versus $1,274,000 and $2,471,000 for the same periods of the prior year, respectively. Consolidated 1995 net income for the Company was $1,174,000 for the third quarter and $3,369,000 for the nine month period, which represents an increase of 10 percent and 70 percent, respectively, from the comparable quarter and nine month periods of last year.

The prescription benefits management revenue, which represents 97 percent of the quarter's and 98 percent of the nine month period's consolidated revenues, increased $2.1 million (or 6 percent) and $11.2 million (or 11 percent), respectively, over the same periods of 1994. Operating income as a percentage of revenue for the prescription benefits management activities was 6.2 percent for the quarter and 5.6 percent for the nine month period, compared to 6.1 percent and 4.7 percent, respectively, for the similar periods of the prior year. Revenues from the mail service pharmacy operations increased over the prior year's similar periods by 6.8 percent for the third quarter and 11.4 percent for the first nine months as a result of a rise in the volume of prescriptions dispensed of 5 percent and 11.1 percent for the third quarter and first nine months of 1995, respectively, coupled with a slight increase in the average revenue per prescription dispensed during the year. The increase in the number of prescriptions dispensed was attributable to the addition of new clients at the beginning of the year combined with increased utilization of mail service pharmacy benefits by existing accounts. The 1995 third quarter claims processing revenues decreased 1.6 percent from the prior year quarter, while the nine month period revenues increased 7.7 percent over last year's comparable amount. The decline in third quarter claims processing revenues was due to a sizable customer converting a large component of its eligible members earlier in the year to lower-cost electronic versus traditional paper prescription claims-processing services, combined with the repricing of several accounts. The improvement in the nine month period revenues was due to the higher volume of electronic claims processed, as a result of increased utilization of pharmacy benefit services which resulted primarily from the customer product conversion noted above. The volume of claims processed for the quarter and nine month period increased 23 percent and 29 percent, respectively.

Third quarter and year to date revenues are not necessarily predictive of future prescription benefit management operating revenues due to the renewal decision making process for existing customers that typically culminates in the fourth quarter, and the potential for new business to be added at the start of the next fiscal year.

Other net operating revenues represents sales by the Company's Costa Rican operation. The Company anticipates disposing of this operation sometime in the near future, thus concentrating its efforts in the prescription benefits management industry, which management believes will offer the greatest revenue growth potential for the Company.

Cost of sales as a percentage of consolidated net operating revenues for the third quarter increased over the prior year quarter, and decreased modestly for the nine month period. The nominal rise in the cost of sales percentage for the third quarter resulted from continued pricing pressure, an increase in the cost of drugs and administrative costs associated with the implementation of therapeutic alternative programs. Management anticipates that the prescription benefits management industry will continue to experience competitive pricing pressure consistent with what has been experienced over the last year. So far, the Company has been able to control its cost of sales through aggressive drug procurement strategies, which include purchase and market performance discounts, integration of operating activities, on-going process improvements at both the mail service pharmacy and claim processing operations and the Company's quality management activities initiated earlier this year. On-going process improvement programs, additional strategies for drug procurement cost reduction, quality management activities, new value added clinical pharmacy management products and the automation and capacity expansion of the mail service pharmacy are anticipated to further the Company's competitive posture.

Selling, marketing and customer service expense for the third quarter and first nine months of the current year increased 28 percent and 39 percent,
respectively, over the similar periods of the previous year.   During 1994, the
Company restructured its selling, marketing and customer service activities. The initial aspects of the restructuring plan, which lowered selling, marketing and customer service costs below normal levels, included staff reductions, consolidation of selected activities and relocation of certain functions. Subsequent to the first quarter of last year when the restructuring took place, the Company began to make investments in upgraded staffing, facilities, new marketing and product literature and information systems development designed to enhance customer service

                                 SYSTEMED INC.

                               September 30, 1995



Results of Operations (Con'd)
-----------------------------

and position the Company to capitalize on new marketing and customer service capabilities. During the first nine months of 1995, the Company has continued to invest in the new marketing and sales organizations, as well as in the development of advanced knowledge-based products for the prescription benefits management marketplace.

General and administrative expenses decreased 24 percent and 18 percent for the 1995 third quarter and nine month periods, respectively. The lower expenses for the quarter and nine months resulted from the rearrangement of management responsibilities at the beginning of the year, which included the transfer of personnel from general and administrative capacities to sales and operational roles, and expense reductions realized through substantial improvements made in accounts receivable management thereby reducing expenses associated with the collection of outstanding accounts. Further cost reduction activities implemented in 1995 contributed to the reduced current year level of expenses, while last year's third quarter costs were inflated due to non-recurring investment advisory fees incurred for implementation of the stockholder rights plan and other corporate governance matters.

Interest income for the third quarter and nine months of 1995 increased 75 percent and 90 percent, respectively, as a result of higher amounts of invested cash. Interest expense was consistent with the prior year periods. Other non-operating expenses included a small gain on disposal of equipment reduced by foreign exchange losses.

The Company's 1995 effective tax rate for the third quarter and nine months was 12 percent and 10 percent, respectively, and consisted of amounts accrued for state, federal alternative minimum and foreign taxes. The Company has significant net operating loss carryforwards available to offset future federal tax liabilities in the near term.

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, the Company had cash and cash equivalents of $13.8 million available to meet its operating and other cash needs. Management is contemplating renewing its line of credit, however it is also considering other expanded credit facility arrangements which are designed to meet anticipated growth requirements of the Company. Management is currently engaged in dialogue with several financial institutions, and expects to have its new credit facility arrangements completed shortly after year end.

The Company had working capital at September 30, 1995 of $27.4 million, an increase of $850,000 over the prior year end working capital balance. The year end working capital balance included $2.0 million of working capital from Newport Synthesis, Ltd. which was sold in March 1995. Therefore, the actual rise in working capital at the end of the 1995 nine month period was $2.9 million. The increase in working capital was due to increased cash and cash equivalents attained through improved accounts receivable management, and reduction of accrued restructuring and other charges and other accrued liabilities.

The Company's capital expenditures for the first nine months of the current year were $4.5 million, and were primarily comprised of the $3.0 million invested in state of the art, automated prescription processing technology and capacity expansion of the mail service pharmacy in Iowa, advanced data processing technologies, and to a lesser degree, office furniture and equipment for core activities. Management believes that the new facility capacity, as a result of improvements being made this year, will be adequate to accommodate significant growth.

                                 SYSTEMED INC.

                               September 30, 1995

Part II.

Item 6.      Exhibits and reports on Form 8-K

    (a)      Computation of earnings per share - see Exhibit 11.

    (b)      Financial Data Schedule - see Exhibit 27.

    (c) No reports on form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SYSTEMED INC.



Date: November 13, 1995          By:  /s/ KENNETH J. KAY
      -----------------               --------------------------------------
                                      Kenneth J. Kay, Senior Vice President,
                                      Finance & Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)