Form 10-K
period 1995-12-31
SYSTEMED INC /DE
filed 1996-04-01
CIK 110074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                    -------------------    -------------------

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

       Registrant's telephone number, including area code: (310) 538-5300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

                8% Convertible Preferred Stock, $.001 par value
                -----------------------------------------------
                                (Title of Class)

                  10% Senior Secured Convertible Notes Due 2002
                  ---------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of Registrant's voting stock held by non-affiliates as of February 29, 1996 was $94,544,061 based on 21,610,071 such shares outstanding on such date and a last sale price for the Common Stock on such date of $4.375 as reported on the NASDAQ National Market System.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 24, 1996 and to be filed within 120 days after December 31, 1995.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Substantially all of the business of Systemed Inc. and its subsidiaries ("Company") is derived from acting as an integrated, full service pharmacy benefits manager serving corporations, insurers, and other benefit plan sponsors ("Clients") throughout the United States. The Company's benefit programs offer prescription drug benefits to approximately seven million eligible employees, retirees and dependents ("Participants") who receive funded benefits through their employers and other sponsors.

         The Company is engaged, through its Newport Pharmaceuticals subsidiary located in Costa Rica, in the distribution of pharmaceutical products in Latin America, Mexico, South America and the Far East. This subsidiary represents approximately 2 percent of consolidated net operating revenues. It is anticipated that this business will be sold in the near future.

         In March 1995, the Company entered into a definitive sales agreement whereby the Company's Ireland operation was sold to the principal managers of that operation. (See Note 10 of the Notes to Consolidated Financial Statements.)

         The Company's principal executive office is located at 970 West 190th Street, Suite 400, Torrance, California, 90502, and its telephone number is
(310) 538-5300.

         The Private Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Annual Report on Form 10-K is forward looking, such as information relating to competition, pricing, trends in the industry and potential for growth. Investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the ability to obtain new or retain existing accounts, the timely availability and acceptance of new products, the impact of competitive pricing and products and other risks detailed in the Annual Report and in the Company's other filings with the Securities and Exchange Commission.

Description of Pharmacy Benefits Management Business

         The Company develops and administers client-specific pharmacy benefit programs ("Programs") on behalf of more than 900 clients throughout the United States. The Company's Programs are customized to meet the Clients' particular benefits strategy, combining a number of managed care features to cost effectively manage the Client's entire prescription benefits program. The Programs combine mail service pharmacy features such as therapeutic alternative programs, enhanced generic substitution and the convenience of home delivery, with the features of retail network pharmacy such as automated claims adjudication, real time electronic networking of retail pharmacies and card programs. Clients can choose a Program which incorporates on-line electronic claims processing, drug utilization review, and an electronic network linking more than 67 percent of the retail pharmacies in the U. S. to the Company, as well as features of a mail service pharmacy program. As an alternative, Clients can choose either a mail service pharmacy program or network claims processing program to combine with the Client's other existing prescription benefits.

Mail Service Pharmacy Programs

         The Company's mail service pharmacy prescription benefit programs ("Mail Service Programs") are provided to Clients throughout the United States through the Company's dispensing operations located in Des Moines, Iowa. The Mail Service Programs offer the convenience of home delivery for maintenance, chronic care drugs at significant cost savings when compared to amounts paid under traditional prescription drug benefit plans which rely on retail pharmacies as the primary source for dispensing covered prescriptions. Through an emphasis on generic substitution and the use of less costly therapeutic alternatives, the Mail Service Programs can provide Clients with cost savings of 10 to 35 percent over traditional prescription benefit plans.

         Participants who start in these Mail Service Programs mail in their prescription order requests, their prescriptions and a completed patient profile questionnaire which sets forth their known drug allergies and current medical condition. In most instances, the orders are accompanied by a co-payment, which is determined by the specific terms of each participant's Mail Service Program and can be a fixed dollar amount per prescription or may vary as a percentage of the total cost of the prescription.

         Clients provide the Company with updates of eligible Participants on a regular basis. Upon receipt of the Participant's prescriptions and patient profile questionnaire, all pertinent information is entered into the Company's management information system to verify the Participant's eligibility, screen for any program restrictions and conduct a predispensing screening for allergies and drug interactions which may occur with the prescribed medication. If the Participant's patient profile questionnaire indicates potential drug interactions or allergic reactions, the Company's registered pharmacists, after review of the problem, will consult with the prescribing physician if necessary.

         The Company's sophisticated management information system integrates the drug dispensing process with the prescription order entry function and assists the Company in monitoring the progress of the prescriptions through each stage of the dispensing process. Each filled prescription is inspected by the Company's registered pharmacists who verify it against the physician's written prescription and the prescription label. Required warning labels are affixed to the prescription container and appropriate patient counseling and reorder information is provided to the patient.

Serving the Cost Containment Needs of the Client

         The Company's Mail Service Programs are designed to provide Clients with the ability to better understand and control their maintenance prescription drug benefit costs. Key features of the Mail Service Programs include:

o Customized Programs. Programs are customized to facilitate their integration into the Client's existing health care benefits plan and to meet the Client's particular benefits strategy. Incentives, such as reduced or eliminated co-payments, encourage maximum utilization of a Mail Service Program by eligible Participants. The Company's benefit professionals regularly review Mail Service Program design and utilization with each Client to evaluate opportunities for additional cost savings.

o Prescription Dispensing Policies. The Mail Service Programs emphasize the use of generic substitution and the use of therapeutic alternatives to increase cost savings. The Company's management information system alerts the Company's pharmacy staff to opportunities for generic and therapeutic substitution at the time prescriptions are dispensed. Higher order quantities reduce the number of repetitive dispensing and administrative fees typically charged at retail pharmacy alternatives.

o Management Reports. The Company's management information system provides Client benefits managers with monthly management reports setting forth Mail Service Program activity and costs. The reports also assist the Company's benefits professionals in identifying opportunities for further cost savings.

o Drug Utilization Review System. A computerized patient profile monitoring system allows the Company to conduct drug utilization review on prescription drugs dispensed under the Mail Service Programs to screen for potential abuse such as the duplication of medication from multiple physicians and excessive dosages.

o Refill Notification. A refill notification system automatically notifies prescribing physicians when Participants have used their last refill, reducing the need for unnecessary physician visits.

Providing a Convenient Alternative to the Participant

         The Company's Mail Service Programs also afford many benefits to Participants, who appreciate convenience, safety, and confidentiality. These benefits include:

o Home Delivery. The Company's Mail Service Programs offer the convenience of home delivery--which is especially advantageous to elderly or disabled Participants or those who live in rural areas who are unable to travel to a retail pharmacy for their drug purchases.

o Higher Order Limits. As compared with typical retail drug stores, the higher order limits offered by the Company's Mail Service Programs provide a larger drug supply on hand and reduce the number of refill requests otherwise necessary.

o Access to Confidential Professional Consultation. Participants are provided with convenient and confidential access to the professional advice of the Company's registered pharmacists through toll-free telephone lines. The Company's toll-free lines are also available to assist Participants requesting refills, seeking information on their individual prescriptions or making other inquiries about their Mail Service Program.

o Dispensing Standards. The Company's commitment to patient safety requires that each prescription be reviewed by registered pharmacists to ensure the accuracy and appropriateness of the prescription. Written guidance from drug manufacturers regarding the proper use of the medication is included with patient prescription orders.

o Patient Monitoring System. The Company's computerized patient monitoring system screens each new drug order against the patient's known drug sensitivities and allergies. The system allows the Company's staff pharmacists to analyze the patient's other known prescription medications for potentially harmful drug interactions. If, in the opinion of the screening pharmacist, a possibility exists of an adverse reaction from the medication prescribed, the pharmacist contacts the prescribing physician to discuss resolution of the problem.

o Refill Notification. The Company's Mail Service Programs include a refill notification feature which automatically notifies the prescribing physician when the last refill on a prescription has been dispensed and requests written refill authorization. This feature facilitates continuity in the supply of medication and eliminates the cost and inconvenience of unnecessary physician refill appointments.

o Alternate Delivery Arrangements. Participants may request that their prescriptions be delivered to alternate locations to coincide with travel, sabbatical or retirement plans. This feature is particularly appreciated by retirees who divide their time among several homes.

o Advantageous Claims Procedures. Participants in the Company's Mail Service Programs are not required to submit claim forms to their insurance provider prior to receiving a reimbursement for their prescription purchases. Unlike traditional indemnity health plans, a Participant in the Company's Mail Service Programs does not have to pay for the prescription at the time it is filled and then await reimbursement. Mail Service Programs may either require a small co-payment or no co-payment at the time of purchase, with the Client or a third-party payor paying the balance directly to the Company.

Dispensing Facilities:

         In the fiscal year ended December 31, 1995, the Company filled approximately 1.7 million prescriptions at its dispensing facility located in Des Moines, Iowa. The facility, established in late 1992, features state-of-the-art automation technology to further enhance the Company's efficiency, quality control and customer responsiveness. The facility features a computer imaging system which stores and retrieves prescription orders to improve order accessibility and quality control, an automated robotic-enhanced dispensing system which utilizes Baker counting and dispensing units and bar coding to provide more accurate and efficient order filling, and an automated conveyor belt and shipping manifest system to increase the speed, accuracy and efficiency of order handling. In addition, the facility is equipped with a state-of-the-art automated voice response unit for use by patients desiring to make telephonic refill order requests. Continuing enhancements and expansion of the facility's management information system have been designed to further improve the order processing, inventory control, customer service and Client reporting functions.

         While the Company currently purchases most of its prescription drug inventory needs from a single major wholesaler, it believes that multiple sources exist for all of its inventory needs, and that the loss of its current primary supplier would not materially adversely impact its business. The Company considers its relationships with its suppliers to be excellent. The Company maintains an appropriate inventory of drugs to ensure the timely filling of most orders. In the infrequent case when the Company receives a prescription for a drug which it does not have in inventory, the Company generally can obtain the required item from a wholesaler within one or two business days.

Retail Pharmacy Claims Processing Programs

         The Company's retail pharmacy claims processing programs ("Claims Programs") are sponsor-specific benefit programs through which the Company processes and adjudicates paper and electronic prescription drug claims generated through a network of participating retail pharmacies. The pharmacy network includes more than 67 percent of the retail pharmacies in the United States, each of which contracts with the Company to provide prescription dispensing at contracted rates.

         The Company's Claims Programs utilize point-of-sale electronic data transmission and automated claims adjudication to manage over $485 million in claims paid annually, covering over 3.5 million eligible Participants nationwide. Claims data is transmitted to the Company electronically from pharmacies, or by mail from beneficiaries, for adjudication and payment in accordance with the Client's particular plan design specifications.

         The Claims Programs are designed to maximize the Client's control and cost savings opportunities by combining a number of managed care program features. The utilization control mechanisms and claims processing efficiencies of these Programs, as well as the price reductions the Company negotiates from retail pharmacies, reduce the benefit and administrative costs associated with providing retail pharmacy-based prescription drug benefits coverage. Claims Programs design features also encourage the dispensing of less expensive generic drugs and formulary products and incorporate a review of pharmaceutical therapy patterns. The Company estimates that the implementation of its Claims Programs reduces the Clients' cost of providing retail-based prescription drug benefits by 10 to 25 percent compared to coverage which does not include any cost containment features.

         The Claims Programs are offered either on a stand-alone basis or are integrated into major medical plans. In addition, as discussed below, the Claims Programs are offered in conjunction with the Company's mail service pharmacy programs as an integral part of an integrated prescription benefits program. See "Fully Integrated Pharmacy Benefits Programs" below.

Description of the Retail Pharmacy Claims Processing Programs

         The Company currently pays more than $485 million in net prescription drug claims annually from its 30,000 square foot operations center located in Independence, Ohio, a suburb of Cleveland. Under the Claims Programs, Clients provide the Company with periodically updated Participant eligibility data, which is integrated into the Company's management information system. The Company is then able to process prescription claims submitted either directly by eligible Participants by mail, or through the Company's nationwide network of retail pharmacies utilizing point-of-sale electronic data submission.

         Upon receipt of paper claim submissions, the claims are microfilmed for cost effective storage and retrieval and entered into the Company's management information system, which then accesses the Participant eligibility and Claims Programs design databases to determine the appropriate adjudication criteria to apply to the claims. Approximately 94 percent of claims submitted are fully adjudicated through system-based processing. The remaining claims are forwarded to various internal departments for special handling.

         Once the Company's system determines the adjudication of the claim, reimbursement checks and an Explanation of Benefits form are generated and mailed to Participants. The Company strives to process 75 percent of all claims within five calendar days of receipt and the remaining claims within ten calendar days of their receipt, although during many periods of the year, the turnaround time is faster.

         The process of electronic point-of-sale submissions through the Company's network of retail pharmacies is identical to the paper claims process described above, except that claims data is received electronically by the Company and processed automatically upon receipt by the Company's management information system. The retail pharmacy network can access the Company's processing system 24 hours a day, seven days a week.

         For those Claims Programs which provide eligible Participants with a mail service pharmacy feature through a third party provider, the Company provides eligibility data directly to the mail service pharmacy, which then submits claims data to the Company.

         The Company provides its Clients with regular management reports describing overall Claims Programs activity and utilization trends. The Company's account executives regularly analyze Client utilization data and make recommendations for additional opportunities for cost containment. In some cases, the Company produces management reports which are designed to highlight aberrant utilization patterns which may indicate that clinical intervention or fraud and abuse detection may be warranted. The Company's management reports include all Participant prescription drug utilization resulting from use of both the retail network and mail service pharmacies.

         The Company's Claims Programs are structured to provide Clients with the ability to better understand and control the cost of their entire pharmaceutical benefits program. Features of the Company's Claims Programs include:

o Flexible Plan Design. Program designs are flexible to meet the Client's particular benefits strategy and cost containment objectives. The Claims Programs include incentives to encourage Participants to use the most cost effective retail network or mail service dispensing location and to purchase the least expensive drug available, including an emphasis on generic substitution. Claims Programs are regularly reviewed with Clients in order to target additional areas of savings.

o Comparison of Expected Results to Actual Activity. The Company regularly analyzes a Claims Program's projected savings associated with its plan design features, the use of the retail pharmacy network, and mail service pharmacy activity relative to the costs experienced by the Client. If deviations from savings expectations are evident, program modifications are recommended.

o Management Reports. The Company's database enables the Company to provide Clients with regular detailed management reports of claims activity and costs. The reports are designed to illustrate program results and opportunities for additional cost savings.

o Commitment to Service. Although the primary objective of the Company's Clients is to reduce pharmaceutical benefit costs, Clients also require the accurate and rapid processing of claims. The Company produces a variety of service level reports which provide Clients with an assessment of critical claims processing success indicators.

Fully Integrated Pharmacy Benefits Programs

         The Company's fully integrated prescription pharmacy programs combine the cost savings and convenience of its mail service pharmacy programs with its retail network-based claims administration programs. With the programs, Clients can achieve cost savings of from 10 to 35 percent compared with traditional pharmacy benefit programs which lack managed care cost controls.

         The integrated programs offer a variety of additional benefits which are designed to provide comprehensive plan design and maximize cost savings and control:

o Convenient, user-friendly programs with a single point of service and accountability to ensure rapid problem resolution.

o Coordination of dispensing data collection and analysis from all aspects of the benefits programs, whether generated from retail network pharmacies or the Company's mail service pharmacy. This ensures ready access to all information necessary to monitor program activity and develop further cost saving strategies without relying on the coordination among third party benefits providers.

o A drug utilization review system that detects potential adverse drug interactions, allergies, overuse and abuse in all areas of the prescription benefits system, whether the drugs are dispensed through mail service or through a retail network pharmacy.

o Prescription dispensing policies that encourage the use of less expensive, therapeutically equivalent generic or brand name drugs regardless of the dispensing location.

o Automated on-line administration of retail pharmacy prescription claims that emphasizes accurate claims review, rapid turn around time, informative utilization data and a reduction in manual review decisions.

o Regular and comprehensive management reports to provide the Client's benefits manager with an understanding of usage trends and costs for the entire pharmacy benefits program.

         The Company believes that clients find that the Company's benefit programs afford many advantages over programs which use multiple pharmacy benefits providers. The fully integrated plan designs, comprehensive data collection and analysis, single point of service and accountability and improved cost controls achieved by the Company's programs yield maximum cost savings without sacrificing the quality of care. Through the programs, Clients can directly influence the prescription benefit habits of their beneficiaries while maintaining or improving therapeutic outcomes.

Clinical Products and Services

         The Company has or is in the process of developing clinical products and services which can be incorporated into the mail service pharmacy or retail pharmacy claims processing activities in various forms. The Company's clinical products include Drug Formulary Management, Drug Utilization Evaluation, Therapeutic Alternatives, Shared Savings and Disease State Management programs. All of the clinical programs are aimed at controlling drug use through education and evaluation, with the goal of optimizing drug therapy.

Drug Formulary Management programs consist of a list of drugs and a process that ensures appropriate drug use and cost effectiveness. The formulary is a continually revised compilation of pharmaceuticals which reflects the current clinical judgment of prescribers. The selection process is overseen by an expert panel of medical and pharmacological professionals, comprising a Pharmacy and Therapeutics Committee, which ensures that optimal medications are selected for patient care.

Drug Utilization Evaluation is a review process that is conducted on a retrospective, concurrent and prospective basis to evaluate and analyze physician, pharmacist and patient prescription patterns and compliance.
Systemed has enstablished a retrospective Drug Utilization Evaluation product that reviews pharmacy claims data and identifies areas where changes in drug treatment can therapeutically and financially benefit the patient and the payor.

Therapeutic Alternative programs provide patients with the most appropriate and cost effective medication. It allows for the recommendation of a drug substitution where critical analysis has identified optimal alternatives for greater efficacy and cost effectiveness in the same therapeutic class or drug category as the originally prescribed medication. These programs are supported by Systemed's independence from drug manufacturers, which enables it to provide the best selection of pharmaceuticals from a wide range of drug companies.

Shared Savings programs encourage Systemed to implement drug utilization evaluation procedures that generate prescription cost savings, which are shared with the client.

Disease State Management programs focus on effecting a positive, cost efficient outcome for specific disease entities. From a clinical perspective, this means achieving a quality outcome by proactively providing patient education and monitoring patient behavior. From a financial perspective, these programs decrease customers' overall health care costs by attempting to minimize additional physician and hospitalization expenses which could result from patient non-compliance.

Customers

         The Company's Programs are presently provided to Clients comprised principally of medium sized and smaller corporations. The Company directs its marketing efforts principally to Clients whose current prescription drug benefits are supported by major medical insurance plans. The Company believes that it is this segment which is most likely to value the plan design consultative role and commitment to customer service and responsiveness which it strives to provide.

         The Company enters into written agreements with its mail service pharmacy Clients, which can consist of either an employer corporation, its sponsoring insurer or another benefits administrator of the corporation's health benefits. The agreements may be subject to annual renewal and may be terminated by either party after a brief notification period. They do not preclude the Client from simultaneously using other mail service drug programs for the same Participants, although this is usually not done. The Company has agreements with two mail service clients that accounted for approximately 30 percent of the Company's revenues in 1995.

         In 1995, the Company processed and paid more than $485 million in net prescription claims on behalf of administrators or plan sponsors covering over
3.5 million Participants nationwide. The Company enters into written agreements for claims processing services with either the employer corporation, its sponsoring insurer, or a medical benefits administrator of the plan sponsor's health benefits. The claims processing agreements generally cover one to three year terms and are normally subject to termination by either party following brief notification periods.

Marketing & Sales

         The Company's pharmacy benefit programs are marketed nationally through the Company's internal sales organization of experienced benefits professionals and a marketing support staff.

         A significant portion of new accounts are generated by marketing Programs through existing relationships with insurers, third party benefits administrators and other independent benefits consultants, who offer the Programs, sometimes on a commission basis, to their commercial customers as part of an overall benefits package. The remainder of new accounts are generated by direct solicitation of corporate accounts, usually through telemarketing, direct mail marketing, trade shows and referrals.

         Revenues of the Company depend upon the extent to which its Programs are utilized by the Clients' eligible Participants. Accordingly, the Company's benefits professionals work with Client benefit managers on an ongoing basis continually to assess utilization levels in the Programs and, where necessary, to incorporate additional incentives, sometimes in the form of more advantageous Program terms, to promote increased utilization among Participants.

Government Regulation

         There are extensive state and federal laws applicable to the dispensing of prescription drugs. Since sanctions may be imposed for violation of these laws, compliance is a significant operational requirement for the Company.

         In general, the Company's mail service pharmacy operations are regulated by the laws of Iowa, where the Company maintains its dispensing facilities and where it is licensed as a pharmacy. Iowa has detailed laws governing a wide range of matters relating to the operation of pharmacies, and the Company believes that it is in substantial compliance with these laws. These laws are administered by the Iowa Board of Pharmacy, which is empowered to impose sanctions, including license revocation for non-compliance. The laws include, among others, provisions requiring pharmacies and pharmacists to be licensed, as well as provisions specifying who may write and dispense prescriptions, how prescriptions must be filled, what records must be maintained, and when generic drugs may be substituted.

         Most of the other states into which the Company mails pharmaceuticals also have laws governing the operation of pharmacies and the dispensing of prescription drugs in their states. In many cases, these laws include provisions which purport to regulate out-of-state mail service pharmacies that mail drugs into the state. The regulations are administered by an administrative body in each state (typically, a pharmacy board) which is empowered to impose sanctions, which may include license revocation for non-compliance. In those states where they exist, state laws regulating out-of-state pharmacies essentially can be divided into three categories: "disclosure laws," "licensing laws," and laws prohibiting the mail service delivery of pharmaceuticals.

         States with disclosure laws generally require that out-of-state pharmacies register with the local board of pharmacy, follow certain procedures and make certain disclosures, but generally permit the mail service pharmacy to operate in accordance with the laws of the state in which the pharmacy operations are located.

         States with licensing laws generally impose the same licensing requirements on out-of-state pharmacies as are applicable to in-state pharmacies. The Company understands that at least one state has adopted such laws by statute or regulation and that the pharmacy board staffs in at least one additional state interpret their licensing laws to cover out-of-state pharmacies. Should enforcement of any of these laws be attempted, however, the Company believes that these laws would be subject to challenge under the Commerce Clause of the United States Constitution, and the Company would consider formal action challenging the specific law or regulation where compliance with the law or regulation is unduly burdensome or impractical. In the event that licensing or disclosure laws are found to be enforceable against the Company notwithstanding any challenges on Constitutional grounds, the Company believes that it could substantially comply with these laws, although such compliance might, in some cases, be expensive and burdensome on its operations.

         In addition to the above-described laws, which directly apply to the Company, a number of states have also enacted laws and regulations which purport to limit some of the financial incentives available to benefits plan sponsors that offer mail service pharmacy programs. This so-called "freedom-of-choice" legislation generally prohibits a benefits plan sponsor from requiring its Participants to purchase prescription drugs from a single source or from furnishing financial incentives to Participants to do so. The U. S. Department of Labor has opined that in some instances, freedom-of-choice laws applicable to self-funded sponsors are preempted by the Employee Retirement Income Security Act of 1974 (ERISA). The Attorney General in one state has reached a similar conclusion and raised additional constitutional issues. Finally, the Bureau of Competition of the Federal Trade Commission has stated that such legislation may reduce competition and raise prices to consumers, to the extent it impedes or prevents benefit plan sponsors from offering programs that take advantage of the economies of scale associated with single sourcing of pharmaceuticals from a mail service pharmacy.

         To the Company's knowledge, there have been no formal administrative or judicial efforts to enforce any freedom-of-choice laws against the Company's Clients since the Company's acquisition of its mail service pharmacy business in 1987, and the Company believes that any future attempt to enforce these laws against self-funded Clients would be subject to challenge under the Supremacy Clause of the United States Constitution. However, the enforcement of such laws against Clients of the Company which are not self-funded could, to the extent that they limit the financial incentives available under the Company's Programs, render the Programs less desirable to those Clients and their Participants and thus adversely affect the Company's revenues.

         The Company is aware that various national and state retail pharmacy associations and some boards of pharmacy are attempting to further promote laws and regulations designed to restrict the activities of mail service pharmacies. The Company attempts to monitor these regulatory issues and supports trade associations which lobby on the federal and state levels on behalf of the mail service pharmacy industry.

         In addition to the above-described laws and regulations, there are federal statutes and regulations which establish standards for all pharmacies and pharmacists concerning the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. The Federal Trade Commission and the United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, fill mail orders within thirty days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Further, the United States Postal Service has statutory authority to restrict the transmission through the mails of drugs and medicines to a degree that could have an adverse effect on the Company's mail service operations. To date, the United States Postal Service has not exercised this statutory authority.

Competition

         The sector of the prescription drug benefit business in which the Company competes is highly competitive. The Company's principal competitors in this segment are other mail service pharmacy companies, including Merck/Medco Caremark, Express Pharmacy Services, Value Health, and other prescription drug benefit providers/processors, including PCS, Diversified Pharmaceutical Services, and a number of smaller companies. Many of these competitors have greater financial, marketing and other resources than the Company, and no assurance can be given that such competitors will not be able to design and offer programs or services which are different than those of the Company, or which are offered at lower price levels.

         The Company competes for the business of both Clients and individual Participants. The principal competitive factors, with respect to Clients, are price and service levels, especially to the extent a prescription drug benefit provider's services yield lower health care costs for the Client, as well as the provider's reputation and industry contacts. These factors affect not only the industry's competition for new Clients, but also affect the ability of a pharmacy benefits provider to retain existing Clients.

         With respect to Participants, the Company competes against other prescription drug benefit programs, retail drug stores, and to a lesser extent, with physician dispensing programs. The principal competitive factors relating to competition for Participants are price, convenience and service features. In this respect, the Company works closely with its Clients in an effort to provide incentives for increased utilization of the Programs by Participants.

         During the latter part of 1995, in competitive bid situations, the Company encountered certain changes in the market place. The Company began to experience a rise in large clients requesting that they participate to some extent in or retain drug purchase and market performance discounts. In addition, certain dominant pharmacy benefit management companies have been aggressively discounting their products and services to gain additional market share. These developments are consistent with current trends seen throughout the pharmacy benefit management industry and are expected to continue.

Recent Events

         Recently, the Company was informed that certain Clients will not be renewing their contracts with the Company in 1996 due to competitive pricing, the effect of which will negatively impact future quarterly revenues by approximately $6 to $8 million for fiscal 1996. Further, it is anticipated that the pharmacy benefits management industry will continue to experience ongoing competitive pricing pressure. The Company regularly bids on customer accounts of various sizes, with its success ratio varying based upon a multitude of factors and market forces then in effect. The Company was recently informed that it was not awarded the business from a sizeable, potential account that would have commenced mid-1996. The Company continues to maintain its policy of pricing its bids at a profit, therefore electing not to buy certain accounts in the marketplace.

Insurance

         The dispensing of pharmaceutical and other products may subject the Company to claims for personal injuries, including those resulting from dispensing errors, package tampering and product defects. The Company carries the type of insurance customary in the industry, including general liability (which integrates product liability coverage) and professional liability insurance. The Company believes that its insurance protection is appropriate for its present business operations. Although wholesale and retail pharmacies in general have not, as yet, experienced any unusual or extraordinary difficulty in obtaining insurance at an affordable cost, there can be no assurance that the Company will be able to maintain its coverage in the future or, if it does, that the amount of such coverage would be sufficient to cover any potential claims.

Pharmaceuticals Distribution

         The Company is engaged, through its Newport Pharmaceuticals subsidiary located in Costa Rica, in the distribution of pharmaceutical products in Latin America, Mexico, South America, and the Far East. This subsidiary generates approximately 2 percent of consolidated net operating revenues. It is anticipated that this business will be sold in the near future.

         In December 1992, the Company announced its intent to sell Newport Synthesis, Ltd. (NSL), its pharmaceutical compound and fine chemical manufacturing operations located in Ireland. Accordingly, the Company's consolidated financial statements for the years ended December 1994 and 1993 reflect those operations as discontinued. In March 1995, the Company entered into a definitive sales agreement whereby the Company's Ireland operation was sold to the principal managers of that operation.

         The international operations of the Company are subject to certain risks which are inherent in conducting business in foreign countries, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises and other restrictive governmental actions. The Company does not carry insurance against such risks. In addition, changes in the relative value of currencies occur from time to time and their effects may be materially favorable or unfavorable to the Company's financial results.

Employees

         As of December 31, 1995, the Company had 574 full and part-time employees, consisting of 313 employees at its Des Moines, Iowa facility, 134 employees at its Independence, Ohio facility, 92 employees at the wholly-owned subsidiary in Costa Rica, 18 employees at its Torrance, California executive offices and 17 employees at its Illinois and Connecticut offices. In the opinion of management, the Company enjoys a good relationship with its employees and provides them with benefits which are competitive in the marketplace.

ITEM 2. PROPERTIES

         The principal operating properties of the Company are as follows:

                                                                        Approximate                    Ownership or
                                                                            Area                        Expiration
Location                           Use                                 (square Feet)                     of Leases
- --------                           ---                                 -------------                     ---------
Torrance,
California                Principal Executive offices                      7,400                       November 1999

Des Moines,               Mail service
Iowa                      dispensing operations                           56,000                       May 2002

Independence,             Claims processing  and
Ohio                      retail network operations                       30,000                       June 1997

San Jose,                 Production facility, and
Costa Rica                administrative offices of Newport
                          Pharmaceuticals de Costa Rica                   17,000                       October 1996

Glastonbury,
Connecticut               Clinical offices                                 3,300                       August 1998

Itasca,
Illinois                  Sales and Marketing offices                      4,300                       April 1997


ITEM 3. LEGAL PROCEEDINGS

         In August of 1994, a shareholder of the Company filed a class action lawsuit in the Court of Chancery of the State of Delaware against the Company, certain of its officers and its Board of Directors. The suit alleged unfair dealing and breach of fiduciary duty arising from the adoption of an amendment to the Company's Bylaws and the adoption of a Stockholders' Rights Plan by the Company. The suit sought to order the defendants to carry out their fiduciary duties of cooperating fully with any group having a bona fide interest in the acquisition of the Company, to rescind the aforementioned amendment, enjoin the adoption of any future "Poison Pill" amendment and unspecified monetary damages, costs and attorneys fees. At fiscal year end, there had been no plaintiff activity regarding this suit and, on March 7, 1996, the court approved an agreement of the parties to dismiss this action without prejudice.

         In December 1994, Biomed Healthcare, Inc., a Nevada corporation, filed a lawsuit in Los Angeles County Superior Court in the State of California against the Company and certain officers. The suit alleges breach of contract, fraud, breach of the covenant of good faith and unfair business practices. The suit was filed by a proposed purchaser of the Company's Irish and Costa Rican subsidiaries. The suit seeks damages in the alleged amount of $2,000,000, unspecified punitive damages, an injunction enjoining and prohibiting the Company to close, sell or materially encumber the Irish or Costa Rican subsidiaries. In early March 1995, the Company filed a Demurrer to the lawsuit. In response to such, the Court has ruled in favor of the Company as to several of the causes of action including the injunction against the closure, sale or encumbrance of the foreign subsidiaries. The Company and its legal counsel believe that it has meritorious defenses to the remaining causes of action and that the resultant liability, if any, should not have a material adverse effect on the financial position of the Company and its results of operations.

         In November 1995, four retail pharmacies filed a complaint on behalf of all retail pharmacies in Georgia similarly situated in the Superior Court of Chatham County, state of Georgia against Blue Cross and Blue Shield of Georgia, Inc., and Systemed Pharmacy Inc., a subsidiary of the Company. The pharmacies allege that prescription discounts were improperly awarded to patients under a "pharmacy discount program". The suit sought equitable relief including a Temporary Restraining Order and an Injunction and alleges fraud, tortious interference with contractual relations and Georgia Racketeer Influenced and Corrupt Organization Act violations. The suit seeks punitive damages of $12 million and compensatory damages established at trial. In December 1995, the court denied the motion for a Temporary Restraining Order. The Company and its legal counsel believe it has meritorious defenses to this action and that the resultant liability, if any, should not have a material adverse effect on the financial position of the Company and its results of operations.

         In addition, certain other claims, suits and complaints, which arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters, and the matters discussed above, are either adequately reserved for, covered by insurance, or would not have a material adverse effect on the financial position of the Company and its results of operations if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

         The executive officers of the Company are as follows. All officers serve at the discretion of the Board of Directors:

                NAME                             POSITION
                ----                             --------
         Sam Westover               President and Chief Executive Officer

         Perry Cohen                Senior Vice President, Sales

         Kenneth J. Kay             Senior Vice President, Finance and Administration, and Chief Financial Officer

         Robert T. Nishimura        Senior Vice President, Chief Information Officer, of Systemed Pharmacy Inc.

         James J. Brehany           Vice President, Mail Service Operations, of Systemed Pharmacy Inc.

         Paul  H. Hayase            Vice President, General Counsel and Human Resources, and Secretary

         Dennis K. Tsuyuki          Vice President, Controller

         Sam Westover, 40, has served as President and Chief Executive Officer of the Company since August 1993, and as a Director of the Company since July 1992. From January 1993, until joining the Company, Mr. Westover served as Chief Financial Officer and Senior Vice President, Corporate Financial Services of Wellpoint Health Networks, the largest publicly traded managed health care company in the United States. Prior to joining Wellpoint, Mr. Westover served as Chief Financial Officer and Senior Vice President, Corporate Financial Services of Blue Cross of California, a position to which he was named in May 1990.

         Perry Cohen, 41, has served as President and Chief Operating Officer of INSURx, Inc. (now known as Systemed Pharmacy Inc.) from January to December 1994, as Senior Vice President of the Company's wholesale market unit since January 1995 and as Senior Vice President, Sales of Systemed Pharmacy Inc. from January 1996. Mr. Cohen served as Chief Operating Officer of Aetna Pharmacy Management from November 1990, until joining the Company, where he was responsible for Pharmacy Benefit Programs for the 13 million lives covered by Aetna Health Plans. From August 1984, to October 1990, Mr. Cohen served as Vice President, Pharmacy Services of MaxiCare Health Plans, Inc., a multi-regional health maintenance organization. Mr. Cohen is a past President of the Academy of Managed Care Pharmacy and a graduate of the University of the Pacific School of Pharmacy with a Doctor of Pharmacy degree.

         Kenneth J. Kay, 40, has served as Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since July 1994. Previously Mr. Kay served, from 1990 until 1994, as Group Vice President and Senior Vice President-Finance and Administration at Ameron, Inc., a $450 million NYSE multi-national manufacturing company. From 1988 to 1990 he served as President, CEO and a member of the Board of Directors of Bishop Incorporated, a $15 million manufacturer and distributor of engineering design products and computer workstation systems. Mr. Kay is a Certified Public Accountant and holds an MBA in finance and marketing.

         Robert T. Nishimura, 55, has served as Senior Vice President, Chief Information Officer, of Systemed Pharmacy Inc. since September 1995. Previously, Mr. Nishimura was a Senior Network Design Consultant for Isuzu Motors of America from 1994 to September 1995 and Senior Technical Management Consultant with Taco Bell Corporation from 1993 to September 1995. From 1991 to 1993, Mr. Nishimura was Director of Management Information Systems at Knapp Communications Corporation. Mr. Nishimura was Vice President of Management Information Systems at First Interstate Bank from 1984 to 1991.

         James J. Brehany, 41, has served as Vice President, Mail Service Operations, of Systemed Pharmacy Inc. since September 1995 and previously served as acting General Counsel of the Company from September 1994 to August 1995, and as Director, Pharmaceutical Purchasing from March 1994 to September 1994. Previously, Mr. Brehany was a Pharmacy Consultant for the California Physician Management Group from 1979 to 1994. Mr. Brehany was also a Pharmacy Manager for FHP, an HMO, from 1990 to 1994, and holds Doctor of Pharmacy and Juris Doctor degrees.

         Paul H. Hayase, 41, has served as Vice President, General Counsel and Human Resources, and Secretary since August 1995. From November 1993 to August 1995, Mr. Hayase was Senior Counsel at Ralphs Grocery Company. Mr. Hayase served as Senior Vice President, General Counsel at Knapp Communications Corporation from January 1985 to November 1993. Mr. Hayase has practiced law since 1980.

         Dennis K. Tsuyuki, 43, has served as Vice President, Controller, since August 1994. Previously, Mr. Tsuyuki was Senior Vice President, Finance at Kennedy-Wilson Inc., a real estate broker and investment banking company from June 1994 to August 1994. From 1990 to April 1994, Mr. Tsuyuki was with Ameron, Inc. and served as Director of Information Systems.

                                     PART II

ITEM 5. MARKET REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "SYSM". The following table sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ National Market System for the calendar quarters and years indicated.

                                            HIGH            LOW
                                           ------          ------
         1995
         ----
           First Quarter                   $8              $6
           Second Quarter                   7-1/2           6-1/8
           Third Quarter                    7-1/4           5-3/4
           Fourth Quarter                   6-7/8           3-7/8
                                           ------          ------
           Year                            $8              $3-7/8

         1994
         ----
           First Quarter                   $6-1/8          $3-7/8
           Second Quarter                   6-3/4           4-7/8
           Third Quarter                    9               5-1/4
           Fourth Quarter                   9-1/4           5
                                           ------          ------
           Year                            $9-1/4          $3-7/8

         On February 29, 1996, there were 4,321 holders of record of the Company's Common Stock.

Dividend Policy

         The Company has not paid cash dividends on its Common Stock, and management does not anticipate that it will do so in the foreseeable future. The present policy of the Board of Directors is to retain earnings to provide funds for use in the operation and expansion of the Company's businesses. The Indenture covering the Company's outstanding Notes currently restricts the payment of dividends. (See Note 5 of Notes to Consolidated Financial Statements.)

         The Company's class of 8 percent Convertible Preferred Stock bears dividends at the rate of $0.80 per share per annum, payable annually to holders of record, and has full priority over the Company's Common Stock with respect to the payment of dividends. Dividends on the Preferred Stock are cumulative and are payable only from legally available assets, as and when declared by the Board of Directors. The Company has declared and paid dividends on all outstanding shares of its Preferred Stock for each of its fiscal years ended since April 30, 1982, and has accrued its Preferred Stock dividend requirement for the fiscal year ended December 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial data of the Company and its subsidiaries as of and for each of the five years, as follows:

                                                                            Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                  1995            1994            1993           1992              1991
                                                --------        --------        --------       --------           -------
                                                                 (in thousands, except per share amounts)
- -------------------------------------------------------------------------------------------------------------------------
Operations data:
Net operating revenues                          $152,384        $141,965        $134,235       $117,500           $89,856
Operating income (loss)                            4,598           3,648          (5,149)         3,299             1,413
Income (loss) from continuing operations
  before discontinued operations
  and extraordinary loss                           4,290           3,079          (5,746)         2,350              (339)
Income (loss) from discontinued operations,
  net of income taxes                                  -               -               -         (4,000)              462
Extraordinary loss                                     -               -               -           (368)                -
Net income (loss)                                  4,290           3,079          (5,746)        (2,018)              123

Per common share:
Income (loss) from continuing operations             .19             .14            (.28)           .11              (.02)
Income (loss) from discontinued operations             -               -               -           (.18)              .03
Extraordinary loss                                     -               -               -           (.02)                -
Net income (loss)                                    .19             .14            (.28)          (.09)              .01

Balance sheet data:
Working capital                                 $ 27,912        $ 26,577        $ 21,675       $ 25,208           $26,327
Total assets                                      57,970          53,331          48,044         53,913            48,411
Long-term debt, less current portion               6,300           6,320           6,492          7,057             9,659
Stockholders' equity                              39,888          33,575          28,965         34,435            29,375
- -------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Health Care Reform

         Employers, insurers, and government payor programs are continuing to attempt to contain health care costs by limiting the price or reimbursement levels of medical products and services or establishing managed care programs to increase efficiency in medical care procurement and utilization. The Company believes it should benefit from the increasing use of managed care programs since it offers pharmacy benefits management services which are easily adaptable into a variety of managed care programs and provide efficiencies and cost savings in comparison to traditional indemnity health insurance programs where insureds obtain prescriptions from local pharmacies at retail prices. However, the announcement and progress of proposals to restructure the health care system by the Federal government, industry consolidation and restructurings resulting from actual and anticipated changes in the U.S.
health care delivery system, and the investment community's reaction thereto, create an environment which could produce significant volatility in the trading and market price of the Company's Common Stock.

Results of Operations

         The following table summarizes, by segment, the operations of the Company for the periods indicated:

                                                                       Year Ended December 31,
                                                       ------------------------------------------------------
(Amounts in 000's)                                       1995                   1994                   1993
                                                       --------               --------               --------
Net operating revenues:
  Pharmacy benefits management                         $148,555               $138,499               $130,401
  Other                                                   3,829                  3,466                  3,834
                                                       --------               --------               --------
    Total net operating revenues                       $152,384               $141,965               $134,235
                                                       ========               ========               ========

Operating income (loss):
  Pharmacy benefits management                         $  7,999               $  8,247               $  1,964
  Corporate and other                                    (3,401)                (4,599)                (2,213)
  Restructuring and other charges                             -                      -                 (4,900)
                                                       --------               --------               --------
    Total operating income (loss)                         4,598                  3,648                 (5,149)

Non-operating expenses                                       (9)                  (227)                  (574)
Provision for income taxes                                 (299)                  (342)                   (23)
                                                       --------               --------               --------
Net income (loss)                                      $  4,290               $  3,079               $ (5,746)
                                                       ========               ========               ========

         The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods indicated:

                                                              Year Ended December 31,
                                                    ------------------------------------------
                                                    1995              1994               1993
                                                    -----             -----              -----
Net operating revenues:
  Pharmacy benefits management                       97.5%             97.6%              97.1%
  Other                                               2.5               2.4                2.9
                                                    -----             -----              -----
    Total net operating revenues                    100.0             100.0              100.0
Cost of sales                                        83.3              82.7               87.8
Selling, marketing and customer service               8.0               6.4                6.6
General and administrative                            5.7               8.3                5.8
Restructuring and other charges                         -                 -                3.7
                                                    -----             -----              -----
 Operating income (loss)                              3.0               2.6               (3.9)
Non-operating expenses                                  -               (.2)               (.4)
                                                    -----             -----              -----
  Income (loss) before
    provision for income taxes                        3.0               2.4               (4.3)
Provision for income taxes                            (.2)              (.2)                 -
                                                    -----             -----              -----
Net income (loss)                                     2.8%              2.2%              (4.3)%
                                                    =====             =====              =====

Year ended December 31, 1995 compared with 1994

         Consolidated net operating revenues for the year ended December 31, 1995 increased 7 percent or $10.4 million over the prior year. The Company's consolidated operating income for 1995 was $4,598,000, which exceeded the comparable 1994 amount by 26 percent. The Company had consolidated net income of $4,290,000 in 1995, reflecting an increase of over 39 percent in relation to last year's net income of $3,079,000.

         The pharmacy benefits management revenue, which represents 98 percent of consolidated net operating revenues, increased 7 percent over the prior year. This increase was primarily generated from a rise in mail service pharmacy revenues of 7 percent due to an increase in prescriptions dispensed of 8 percent offset by a slight decline in the average revenue per prescription processed. This higher volume of prescriptions was the result of the addition of new Clients at the beginning of the year combined with increased utilization of mail service pharmacy benefits from existing accounts. The nominal decline in the average revenue per prescription was attributable to the impact of competitive pricing pressure and changes in product mix. Claims processing revenues for 1995 exceeded the prior year by 6 percent as a result of a 28 percent increase in the volume of claims offset by a reduction in the average revenue per transaction processed. This change in revenues occurred primarily as a result of a large portion of our customer base converting the majority of its eligible members to lower-cost electronic claims processing products versus traditional paper claims processing utilized in the past. Additionally, several accounts were repriced downward during the year.

         Other operating revenues reflect the sales from the Company's pharmaceutical distribution subsidiary, Newport Pharmaceuticals de Costa Rica. The Company believes its pharmacy benefits management segment offers greater revenue growth potential and anticipates disposing of this subsidiary in the near future.

         Cost of sales as a percentage of consolidated net operating revenues for 1995 increased slightly in relation to the prior year. The current year's modest rise in the cost of sales percentage resulted mainly from one-time start up costs associated with implementation of the new proprietary prescription processing system and new automated dispensing technology at the Iowa mail service pharmacy in the fourth quarter. Additionally, administrative costs associated with the implementation of the therapeutic alternatives programs, an increase in branded drug costs and continued pricing pressure also contributed to the reduction in gross profit margin. The Company believes that its operations are performing at levels which are competitive with industry norms. The Company has met with moderate success in controlling its cost of sales through aggressive drug procurement strategies, which include higher purchase and market performance discounts, integration of operating activities, on-going process improvements at both the mail service pharmacy and claims processing operations and the Company's quality management program started earlier this year. Nevertheless, management anticipates that the pharmacy benefits management industry will continue to experience competitive pricing pressure consistent with what has been experienced over the last year, which could lead to an erosion of the gross profit margin in the future. Therefore, the Company intends to continue its on-going process improvement and quality management activities, pursue additional strategies for the reduction of drug costs, leverage its new automated dispensing technology and further invest in higher margin clinical and knowledge-based products, in order to offset the impact of competition on pricing for traditional product offerings.

         Selling, marketing and customer service expenses for the current year increased 32 percent over 1994. In the prior year, the Company benefited from lower costs attained by the restructuring of its selling, marketing and customer service activities in the first quarter. The initial aspects of this restructuring plan, which included staff reductions, consolidation of selected activities and relocation of certain functions, lowered selling, marketing and customer service costs below normal levels. As this restructuring activity progressed further into 1994, the Company began to upgrade staffing and facilities, and invest in new marketing and product literature and information systems development designed to capitalize on new marketing and customer service capabilities. In 1995, the Company continued to add to the new marketing and sales organizations, as well as further the development of advanced clinical and knowledge-based products for the healthcare marketplace, thus leading to higher overall costs for the selling, marketing and customer service functions.

         General and administrative expenses for 1995 decreased 26 percent when compared to the prior year. The decline these expenses primarily reflects the Company's reorganization of certain management responsibilities at the beginning of 1995, which included the transfer of personnel from general and administrative positions to sales and operational roles, and substantial improvements made in accounts receivable management thereby reducing expenses associated with the collection of outstanding accounts. Additionally, the inclusion in the prior year's expenses of non-recurring investment advisory fees for implementation of the stockholder rights plan and corporate governance matters, also contributed to the favorable variance.

         Interest income increased $239,000 over the prior year due to the Company's higher level of invested cash. Interest expense and other non-operating expenses remained constant with the prior year amounts.

         The 1995 provision for income taxes is comprised of amounts for state, federal and foreign taxes. The Company has significant net operating loss carryforwards available to offset future income tax liabilities. For the foreseeable future, the Company anticipates that the effective tax rates will be comprised primarily of state tax provisions.

         In March 1995, the Company reached an agreement to sell NSL to the principal management of NSL for a nominal value. Additionally, the agreement requires NSL to repay its outstanding intercompany obligations of $2,710,000, which were converted to a promissory note payable in equal annual installments over 15 years with an additional balloon payment of $240,000 due in the fifth year if certain profit thresholds are achieved (See Note 10 of Notes to Consolidated Financial Statements).

Recent Events

         Recently, the Company was informed that certain Clients will not be renewing their contracts with the Company in 1996 due to competitive pricing, the effect of which will negatively impact future quarterly revenues by approximately $6 to $8 million for fiscal 1996. Further, it is anticipated that the pharmacy benefits management industry will continue to experience ongoing competitive pricing pressure. The Company regularly bids on customer accounts of various sizes, with its success ratio varying based upon a multitude of factors and market forces then in effect. The Company was recently informed that it was not awarded the business from a sizeable, potential account that would have commenced mid-1996. The Company continues to maintain its policy of pricing its bids at a profit, therefore electing not to buy certain accounts in the marketplace.

         Management has already taken steps in the first quarter of 1996 to appropriately size its overhead structure to match the newly expected volume of prescriptions, thus minimizing to the extent possible, the reduction in future profits from lower revenues. A restructuring charge to earnings of approximately $1.6 million will be taken in the first quarter of 1996 as a result of these organizational and facility changes.

Year ended December 31, 1994 compared with 1993

         Consolidated net operating revenues for the year ended December 31, 1994 were $142 million, an increase of $7.7 million or 6 percent over 1993 revenues. The Company achieved consolidated operating income of $3.6 million for 1994, which surpassed the $5.1 million of consolidated operating losses incurred in the prior year. This 1993 loss included a one-time $4.9 million fourth quarter charge for restructuring and other non-recurring items. The Company's consolidated net income for 1994 was $3.1 million versus a consolidated net loss for 1993 of $5.7 million.

         The pharmacy benefits management segment revenues, which comprised
98 percent of consolidated operating revenues, increased 6.2 percent over the prior year. The Company's 1994 mail service pharmacy revenues increased 6.8 percent from 1993 revenues due to the increased number of prescriptions dispensed (7 percent), which were partially offset by a nominal decline in the average revenue per prescription processed. The increase in the volume of prescriptions dispensed resulted from the addition of new customers and increased utilization by existing clients, while the small decline in average revenue per prescription was due to changes in the sales mix and competitive pricing pressure. Systemed Pharmacy's 1994 claims processing revenues were consistent with the prior year despite a transaction volume increase of 18 percent over the 1993 volume. This comparable revenue performance resulted as higher volume levels of transactions processed were offset by the impact of the repricing of a major account during the second quarter of 1993 and, to a lesser degree, a change in the mix of claims processed during the year.

         Other operating revenues represent sales from the Company's pharmaceutical distribution segment conducted through its subsidiary Newport Pharmaceuticals de Costa Rica (NPCR). The decrease in 1994 revenues for this segment reflected increased competition from products in NPCR's traditional markets, somewhat offset by NPCR's expansion into the distribution of additional product offerings in newer markets.

         Cost of sales as a percent of consolidated net operating revenues decreased in 1994 to 82.7 percent from the comparable 1993 percentage of 87.8 percent. This decrease in the cost of sales percentage was due to significant operating efficiencies achieved during the year through on-going process improvement activities at the Company's mail service pharmacy operations, and the integration and streamlining of operating activities instituted within the claims processing business. Additionally, the implementation of aggressive drug purchasing strategies, which include purchase and market performance discounts, and enhanced formulary management led to further cost of sales reductions.

         Selling, marketing and customer service expenses increased 3.5 percent from the prior year. However, as a percentage of net operating revenues, these expenses remained constant. In early 1994, the Company benefited from lower costs attained by consolidation of functions and generally lower spending levels for these activities. As the year progressed, and as favorable projections for new business became more tangible, additional investments were made in staffing and facilities, and for marketing and product literature, and systems development which were designed to enhance client service and position the Company to capture new revenue opportunities.

         General and administrative expenses for 1994 increased $4.0 million over 1993 as a result of monies spent for the enhancement of information systems, investments made in additional staffing to handle the anticipated growth in future revenues, increased legal costs for fulfilling regulatory compliance requirements, a higher allowance for potentially uncollectible accounts and non-recurring investment advisory fees incurred for implementation of the stockholder rights plan and other corporate governance matters.

         Interest income increased $204,000 over the prior year as a result of higher interest rates earned on the increased amount of invested cash. Interest expense for the same periods declined due to lower levels of debt outstanding. Other non-operating expense includes a modest amount of foreign currency exchange losses.

         The Company's 1994 provision for income taxes increased $319,000 from the prior year. This increase was the result of the Company's attainment of profit for 1994 versus losses incurred last year. Federal and state income tax expenses were primarily offset by the utilization of net operating loss carryforwards. The Company continues to maintain significant net operating loss carryforwards which should offset future tax liabilities.

Liquidity and Capital Resources

         At the end of 1995, the Company had cash and cash equivalents of $13.2 million which is sufficient to meet its operating and other cash needs. The Company funds its operational and capital expenditure requirements through cash flow from operations and periodically receives cash through the exercise of stock options. Nevertheless, management is engaged in establishing new credit facility arrangements which are designed to meet the anticipated future growth requirements of the Company.

         The Company's financial position remained solid throughout the year. Working capital at December 31, 1995 was $27.9 million, an increase of $1.3 million over the prior year amount. Included in the prior year working capital balance was $2 million of working capital from the Company's former Irish subsidiary, Newport Synthesis Ltd., which was sold in March 1995. Consequently, the actual rise in working capital for comparable year end balances was $3.3 million. This increase in working capital was mainly the result of higher cash and cash equivalents attained through improved accounts receivable management, and increased inventory at the mail service pharmacy attributable to the implementation of the new mail service pharmacy automated dispensing technology. Cash flow from operations in 1995 was $4.9 million, and was primarily comprised of cash provided by earnings and depreciation, collections of accounts receivable and the timing of accounts payable. The rise in accounts payable of $783,000 was attributable to increased levels of inventory maintained, as noted above.

         During 1995, the Company spent $5.5 million in capital expenditures, a 133 percent increase over the prior year, primarily to further automate and increase the capacity of the Company's mail service pharmacy in Iowa. In addition, other capital spending included advanced data processing equipment, and office furniture and equipment for core activities. Management believes that its facilities maintain sufficient capacity to accommodate significant growth. It is anticipated that capital expenditures in 1996 will return to levels consistent with prior years. As of December 31, 1995, the Company had no material commitments for capital expenditures.

         The Company's cash requirements for 1996 are expected to be financed through internally generated cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company at December 31, 1995, and 1994, and for the years ended December 31, 1995, 1994 and 1993, and the independent public accountants reports thereon as referenced in Item 14 herein, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The change in selection of Independent Public Accountants which occurred in 1995 appears on Form 8-K, filed on March 31, 1995, and as amended on Form 8-K/A, filed on April 13, 1995, reporting the change in registrants' certifying accounting firm, and is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company and management's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the sections "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of the Company's executives appears under the section "Executive Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial security ownership of the Company's equity securities appears under the section "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions appears under the section "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1.    Index to Consolidated Financial Statements                                                              Page
         ------------------------------------------                                                              ----
         Report of Independent Public Accountants .............................................................  F-1
         Report of Independent Auditors .......................................................................  F-2
         Consolidated  Balance Sheets --
                  December 31, 1995 and 1994 ..................................................................  F-3
         Consolidated  Statements of Operations -- Years  Ended
                  December 31, 1995,  1994, and  1993 .........................................................  F-4
         Consolidated Statements of Stockholders' Equity  -- Years Ended
                  December 31, 1995,  1994, and  1993 .........................................................  F-5
         Consolidated Statements of Cash Flows  -- Years Ended
                  December 31, 1995, 1994, and 1993 ...........................................................  F-6
         Notes to Consolidated Financial Statements ...........................................................  F-7

2. The following schedules for the years 1995, 1994 and 1993 are submitted herewith:

         Consolidated Financial Statement Schedules
         ------------------------------------------
         Schedule II -- Valuation and Qualifying Accounts .....................................................  F-16


         All other schedules not listed above are omitted because they either are not applicable, not required or because the required information is included in the Consolidated Financial Statements or the accompanying notes.

3.       Exhibits

3.1 Certificate of Incorporation of the Company, as amended to date. (Incorporated herein by this reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

3.2 Agreement and Plan of Merger between Newport Pharmaceuticals International, Inc. and Newport Pharmaceuticals International - Delaware, Inc. (Incorporated herein by this reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 15, 1987.)

3.3 Certificate of Ownership and Merger merging Systemed Inc. into Newport Pharmaceuticals International, Inc. (Incorporated herein by this reference to Exhibit 3.3 of the Company's Registration Statement on Form S-2, Registration No. 33-43590.)

3.4 Bylaws of Registrant, as amended. (Incorporated herein by this reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.5 The Exhibits referenced in Exhibits 4.5, 4.6, 4.8 and 4.9 are incorporated herein by this reference.

4.1 Indenture between Registrant and Trust Services of America dated September 30, 1987. (Incorporated herein by this reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-2, Registration No. 33-15748.)

4.2 Supplemental Indenture dated February 1, 1988. (Incorporated herein by this reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

4.3 Supplemental Indenture dated September 26, 1991. (Incorporated herein by this reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2, Registration No. 33-43590.)

4.4 Supplemental Indenture dated November 29, 1993. (Incorporated herein by this reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

4.5 Certificate of Designations, Preferences and Rights of Convertible Preferred Stock, as filed December 22, 1987, as amended. (Incorporated herein by this reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

4.6 Certificate of Correction to the Certificate of Designations, Preferences and Rights of Convertible Preferred Stock as filed February 4, 1991. (Incorporated herein by this reference to Exhibit 4.6 of the Company's Registration Statement on Form S-2, Registration No. 33-43590.)

4.7 Form of Underwriter's Warrant Agreement. (Incorporated herein by this reference to Exhibit 4.7 of the Company's Registration Statement on Form S-2, Registration No. 33-43590.)

4.8 Rights Agreement, dated as of August 17, 1994, between Systemed Inc. and the First National Bank of Boston, as Rights Agent.
         (Incorporated herein by this reference to Exhibit 1 to the Registration Statement on Form 8-A dated August 23, 1994.)

4.9 Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock, as filed August 24, 1994 is attached as Exhibit A to the Rights Agreement referenced in Exhibit 4.8 and is incorporated herein by this reference.

10.1 Lease dated September 6, 1994 between Systemed Inc. and Nissan Real Estate Corporation U.S.A. with respect to the premises at 970 West 190th Street, Suite 400, Torrance, California. (Incorporated herein by this reference to Exhibit 10.1 of the Annual Report on Form 10-K for the Fiscal year ended December 31, 1994.)

10.2 Employee Stock Option Plan -- 1987, as amended, and form of Stock Option Agreement. (Incorporated herein by this reference to Exhibit
         10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

10.3 Non-Qualified Stock Option Plan -- 1986 and form of Stock Option Agreement. ( Incorporated herein by this reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

10.4 Amendment to Employee Stock Option Plan -- 1987. ( Incorporated herein by this reference to Exhibit 10.14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.5 Amendments to Non-Qualified Stock Option Plan -- 1986. (Incorporated herein by this reference to Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.6 Amendments to Employee Stock Option Plan -- 1987. (Incorporated herein by this reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.7 Amendments to Non-Qualified Stock Option Plan -- 1986. (Incorporated herein by this reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.8     Stock Purchase Plan -- 1990. (Incorporated herein by this referenced to
         Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

10.9 Credit Agreement and Guaranty dated September 4, 1991 by and among the Company, America's Pharmacy, Inc., The Daiwa Bank, Limited and Brenton Bank, National Association. (Incorporated herein by this reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2, Registration No. 33-43590.)

10.10 Lease dated February 28, 1992 between America's Pharmacy, Inc. and Mid-America Development Company with respect to premises at 6109 Willowmere Drive Parkway, Des Moines, Iowa. (Incorporated herein by this reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.11 Lease dated August 10, 1989 between INSURx, Inc. and Summit One, Ltd. with respect to premises at 4700 Rockside Road, Independence, Ohio. (Incorporated herein by this reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.12 Agreement and Plan of Reorganization dated June 30, 1992 between the Company, IIX Corp. and INSURx, Inc. (Incorporated herein by this reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.13 1993 Non-Employee Director Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.14 1993 Employee Stock Option Plan. (Incorporated herein by this reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.15 Amendment to Office Lease (Independence, Ohio facility), dated March 12, 1993. (Incorporated herein by this reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.16 Employment Letter dated August 10, 1993 with respect to Sam Westover. (Incorporated herein by this reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994.)

10.17 Employment Letter dated December 23, 1993 with respect to Perry Cohen. (Incorporated herein by this reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994.)

10.18 Employment Letter dated January 24, 1994 with respect to Mark P. Hanrahan. (Incorporated herein by this reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994.)

10.19 Employment Letter dated July 1, 1994 with respect to Kenneth J. Kay. (Incorporated herein by this reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994.)

10.20 Change of Control Severance Agreement dated September 29, 1995 between the Company and Sam Westover.*

10.21 Change of Control Severance Agreement dated September 29, 1995 between the Company and Kenneth J. Kay.*

10.22 Employment Agreement dated June 30, 1992, between Insurx, Inc. (now Systemed Pharmacy Inc.) and Michael J. Barone.*

10.23 Employment Letter dated September 15, 1995 with respect to Robert T. Nishimura.*

10.24    Employment Letter dated August 17, 1995 with respect to Jerry Brehany.*

10.25    Employment Letter dated August 1, 1995 with respect to Paul H. Hayase.*

10.26    Employment Letter dated July 22, 1994 with respect to Dennis K.
         Tsuyuki.*

10.27 Separation Agreement and General Release dated February 16, 1996 between the Company and Mark P. Hanrahan.*

10.28    Amendment Number One to 1993 Employee Stock Option Plan.
         (Incorporated herein by this Reference to the Company's Registration Statement on Form S-8, Registration No. 33-61865.)*

11       Statement Regarding Computation of Earnings Per Share.*

21       Subsidiaries of Registrant.*

23.1     Consent of Independent Public Accountants.*

23.2     Consent of Independent Auditors.*

- ---------------

*  Filed herewith

All Exhibits incorporated by reference are filed under the Company's securities and Exchange commission file number 0-5118.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1996.

                                   SYSTEMED INC.


                                   By: /s/ Kenneth J. Kay
                                       -----------------------------------------
                                       Kenneth J. Kay, Senior Vice President,
                                       Finance and Administration, and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                                            Title                                          Date
- ---------                                                            -----                                          ----
/s/ Sam Westover                                            Director, President and                           March 27, 1996
- -------------------------------------------------------     Chief Executive Officer                           --------------
Sam Westover                                                (Principal Executive Officer)


/s/Kenneth J. Kay                                           Senior Vice President, Finance and                March 27, 1996
- -------------------------------------------------------     Administration, and Chief Financial Officer       --------------
Kenneth J. Kay                                              (Principal Financial Officer and Principal
                                                            Accounting Officer)


/s/J. Roberts Fosberg                                       Director and Chairman of the Board                March 27, 1996
- -------------------------------------------------------                                                       --------------
J. Roberts Fosberg


/s/John E. Flood, Jr.                                       Director and Vice Chairman of the Board           March 27, 1996
- -------------------------------------------------------                                                       --------------
John E. Flood, Jr.


/s/ Ronald P. Arrington                                     Director                                          March 27, 1996
- -------------------------------------------------------                                                       --------------
Ronald P. Arrington


/s/James F. Doherty                                         Director                                          March 27, 1996
- -------------------------------------------------------                                                       --------------
James F. Doherty

/s/Craig  L.  McKnight                                      Director                                          March 27, 1996
- -------------------------------------------------------                                                       --------------
Craig L. McKnight

/s/Frederick M. Myers                                       Director                                          March 27, 1996
- -------------------------------------------------------                                                       --------------
Frederick M. Myers

/s/ Jon C. Thorson                                          Director                                          March 27, 1996
- -------------------------------------------------------                                                       --------------
Jon C. Thorson

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of Systemed Inc.:

We have audited the accompanying consolidated balance sheet of Systemed Inc. (a Delaware corporation) and its subsidiaries, as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systemed Inc. and its subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Los Angeles, California                                      ARTHUR ANDERSEN LLP
February 28, 1996

                         Report of Independent Auditors


Board of Directors and Stockholders
Systemed Inc.

We have audited the accompanying consolidated balance sheet of Systemed Inc. as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2), for years ended December 31, 1994 and 1993. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemed Inc. at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Orange County, California
February 17, 1995                                            ERNST & YOUNG LLP
except for Note 10, as to
which the date is March 29, 1995

CONSOLIDATED BALANCE SHEETS
Systemed Inc.

                                                                                                     December 31,
                                                                                       -----------------------------------------
                                                                                           1995                         1994
                                                                                       ------------                 ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $13,237,000                  $12,849,000
   Accounts receivable, less allowance of $268,000 and $655,000
     at December 31, 1995 and 1994                                                       16,697,000                   19,141,000
   Inventories                                                                            5,665,000                    4,538,000
   Prepaid expenses and other                                                             4,078,000                    3,454,000
                                                                                        -----------                  -----------

           Total current assets                                                          39,677,000                   39,982,000

Property, plant and equipment, net                                                        8,758,000                    6,075,000
Goodwill, less accumulated amortization of $1,845,000 and
  $1,649,000 at December 31, 1995 and 1994                                                6,198,000                    6,394,000
Other, including deferred debt offering costs, less related
  accumulated amortization of $548,000 and $496,000 at
  December 31, 1995 and 1994                                                              3,337,000                      880,000
                                                                                        -----------                  -----------

                                                                                        $57,970,000                  $53,331,000
                                                                                        ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                        $         -                  $    40,000
   Accounts payable                                                                       4,795,000                    4,012,000
   Other accrued liabilities                                                              6,659,000                    6,900,000
   Accrued restructuring and other charges                                                  311,000                    1,113,000
   Reserve for estimated loss on disposal of discontinued operations                              -                    1,340,000
                                                                                        -----------                  -----------

           Total current liabilities                                                     11,765,000                   13,405,000

Long-term debt, less current portion                                                      6,300,000                    6,320,000
Other liabilities                                                                            17,000                       31,000

Commitments and contingencies (Notes 1 and 7)

Stockholders' equity:
   Preferred stock, $.001 par value; 2,000,000 shares authorized; 8% cumulative and convertible; 161,325 and 163,325 shares issued and outstanding at
     December 31, 1995 and 1994, respectively (liquidation
      preference of $1,613,000)                                                                   -                            -
   Common stock, $.001 par value; 30,000,000 shares authorized;
     22,324,773 and 21,706,488 shares issued and outstanding at
     December 31, 1995 and 1994                                                              22,000                       22,000
   Additional paid-in capital                                                            73,803,000                   72,437,000
   Accumulated deficit                                                                  (33,937,000)                 (38,227,000)
   Foreign currency translation adjustment                                                        -                     (657,000)
                                                                                        -----------                  -----------

           Total stockholders' equity                                                    39,888,000                   33,575,000
                                                                                        -----------                  -----------

                                                                                        $57,970,000                  $53,331,000
                                                                                        ===========                  ===========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
Systemed Inc.

                                                                        Year Ended  December 31,
                                                       ----------------------------------------------------------
                                                           1995                  1994                   1993
                                                       ------------           ------------           ------------
Net operating revenues                                 $152,384,000           $141,965,000           $134,235,000

Operating costs and expenses:
   Cost of sales                                        126,974,000            117,380,000            117,909,000
   Selling, marketing and customer service               12,115,000              9,168,000              8,862,000
   General and administrative                             8,697,000             11,769,000              7,713,000
   Restructuring and other charges                                -                      -              4,900,000
                                                       ------------           ------------           ------------
     Total operating costs and expenses                 147,786,000            138,317,000            139,384,000
                                                       ------------           ------------           ------------
Operating income (loss)                                   4,598,000              3,648,000             (5,149,000)

Other income (expense):
   Interest income                                          716,000                477,000                273,000
   Interest expense                                        (651,000)              (670,000)              (774,000)
   Other non-operating, net                                 (74,000)               (34,000)               (73,000)
                                                       ------------           ------------           ------------

     Total other expense                                     (9,000)              (227,000)              (574,000)
                                                       ------------           ------------           ------------
Income (loss) before provision for
   income taxes                                           4,589,000              3,421,000             (5,723,000)

Provision for income taxes                                  299,000                342,000                 23,000
                                                       ------------           ------------           ------------
Net income (loss)                                      $  4,290,000           $  3,079,000           $ (5,746,000)
                                                       ============           ============           ============

Per common share information:

Net income (loss) per common and common
   equivalent shares                                   $        .19           $        .14           $       (.28)
                                                       ============           ============           ============

Weighted average number of common and common
   equivalent shares                                     22,990,000             22,641,000             21,240,000
                                                       ============           ============           ============

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               Preferred Stock             Common Stock             Additional
                                              -----------------      ------------------------         Paid-in
                                              Shares     Amount        Shares         Amount          Capital
                                              -------    ------      ----------       -------       -----------
Balance at December 31, 1992                  163,325    $    -      21,051,404       $21,000       $70,292,000
Net loss                                            -         -               -             -                 -
Foreign currency translation
   adjustment                                       -         -               -             -                 -
Sales and other issuances of
   common stock                                     -         -         254,368             -           983,000
Preferred stock dividend                            -         -               -             -          (131,000)
                                              -------    ------      ----------       -------       -----------

Balance at December 31, 1993                  163,325         -      21,305,772        21,000        71,144,000
Net income                                          -         -               -             -                 -
Foreign currency translation
   adjustment                                       -         -               -             -                 -
Issuance of common stock in
   exchange for the Notes                           -         -          29,298             -           172,000
Sales and other issuances of
   common stock                                     -         -         371,418         1,000         1,252,000
Preferred stock dividend                            -         -               -             -          (131,000)
                                              -------    ------      ----------       -------       -----------

Balance at December 31, 1994                  163,325         -      21,706,488        22,000        72,437,000
Net income                                          -         -               -             -                 -
Foreign currency translation
   adjustment                                       -         -               -             -                 -
Conversion of preferred stock to
   common stock                                (2,000)        -           2,700             -                 -
Issuance of common stock in
   exchange for the Notes                           -         -           3,405             -            20,000
Sales and other issuances of
   common stock, net of shares tendered             -         -         612,180             -         1,475,000
Preferred stock dividend                            -         -               -             -          (129,000)
                                              -------    ------      ----------       -------       -----------

Balance at December 31, 1995                  161,325    $    -      22,324,773       $22,000       $73,803,000
                                              =======    ======      ==========       =======       ===========

                                                            Foreign Currency
                                             Accumulated      Translation
                                               Deficit         Adjustment         Total
                                             ------------   ----------------   -----------
Balance at December 31, 1992                 $(35,560,000)     $(318,000)      $34,435,000
Net loss                                       (5,746,000)             -        (5,746,000)
Foreign currency translation
   adjustment                                           -       (576,000)         (576,000)
Sales and other issuances of
   common stock                                         -              -           983,000
Preferred stock dividend                                -              -          (131,000)
                                             ------------      ---------       -----------

Balance at December 31, 1993                  (41,306,000)      (894,000)       28,965,000
Net income                                      3,079,000              -         3,079,000
Foreign currency translation
   adjustment                                           -        237,000           237,000
Issuance of common stock in
   exchange for the Notes                               -              -           172,000
Sales and other issuances of
   common stock                                         -              -         1,253,000
Preferred stock dividend                                -              -          (131,000)
                                             ------------      ---------       -----------

Balance at December 31, 1994                  (38,227,000)      (657,000)       33,575,000
Net income                                      4,290,000              -         4,290,000
Foreign currency translation
   adjustment                                           -        657,000           657,000
Conversion of preferred stock to
   common stock                                         -              -                 -
Issuance of common stock in
   exchange for the Notes                               -              -            20,000
Sales and other issuances of
   common stock, net of shares tendered                 -              -         1,475,000
Preferred stock dividend                                -              -          (129,000)
                                             ------------      ---------       -----------

Balance at December 31, 1995                 $(33,937,000)     $       -       $39,888,000
                                             ============      =========       ===========


See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
Systemed Inc.

                                                                                       Year Ended December 31,
                                                                     ----------------------------------------------------------
                                                                        1995                    1994                   1993
                                                                     -----------             ------------          ------------
Operating Activities:
Net income (loss)                                                    $ 4,290,000             $ 3,079,000            $(5,746,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                       2,003,000               1,718,000              1,887,000
   Provision for losses on accounts receivable                          (387,000)                285,000                195,000
   Restructuring and other charges not affecting cash                          -                       -              4,740,000
   Other                                                                (284,000)                 67,000                (90,000)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        1,212,000              (1,077,000)            (2,735,000)
     (Increase) decrease in inventory                                 (2,637,000)              1,679,000              3,320,000
     (Increase) decrease in prepaid expenses and other                  (475,000)             (2,665,000)             2,185,000
     (Increase) decrease in other assets                                 (12,000)                (29,000)                13,000
     Net increase (decrease) in accounts payable and
       other accruals                                                  2,026,000               3,152,000               (462,000)
     Increase (decrease) in reserve for estimated loss on
       disposal of discontinued operations                                     -                 499,000               (178,000)
     Decrease in accrued restructuring and other charges                (802,000)             (1,277,000)                     -
                                                                     -----------             -----------            -----------
           Net cash provided by operating activities                   4,934,000               5,431,000              3,129,000

Investing Activities:
Capital expenditures                                                  (5,512,000)             (2,363,000)            (1,590,000)
Net assets transferred                                                  (409,000)                      -                      -
Other                                                                     29,000                  27,000                 19,000
                                                                     -----------             -----------            -----------
           Net cash used in investing activities                      (5,892,000)             (2,336,000)            (1,571,000)

Financing Activities:
Net repayments under line of credit agreements                                 -                (210,000)            (1,302,000)
Repayment of long-term debt                                                    -                (165,000)              (568,000)
Proceeds from sales of common stock                                    1,475,000               1,253,000                983,000
Dividends paid on preferred stock                                       (129,000)               (131,000)              (131,000)
Other                                                                          -                       -                 (6,000)
                                                                     -----------             -----------            -----------
           Net cash provided by (used in) financing activities         1,346,000                 747,000             (1,024,000)
                                                                     -----------             -----------            -----------

Net increase in cash and cash equivalents                                388,000               3,842,000                534,000
Cash and cash equivalents at beginning of year                        12,849,000               9,007,000              8,473,000
                                                                     -----------             -----------            -----------
Cash and cash equivalents at end of year                             $13,237,000             $12,849,000            $ 9,007,000
                                                                     ===========             ===========            ===========



See accompanying notes

                                  SYSTEMED INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies

       Business activity

       Systemed Inc. is a Delaware corporation with substantially all of its business derived from its activities in the pharmacy benefits management
(PBM) industry, through its mail service pharmacy and retail pharmacy claims processing subsidiaries. In addition, approximately 2 percent of consolidated net operating revenues are generated by the distribution of pharmaceutical products through its subsidiary Newport Pharmaceuticals de Costa Rica (NPCR).

       Basis of presentation

       The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years accounts have been reclassified to conform with the current year presentation.

       Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Fair value of financial instruments

       During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about the Fair Value of Financial Instruments," which requires the disclosure of the estimated fair value of financial instruments. This statement defines fair value as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation. The Company's implementation of this pronouncement did not have a material impact on its financial position, as the fair value of such instruments approximated book value at December 31, 1995.

       Restructuring and other charges (Cash, cash equivalents, receivables, and debt)

       In the fourth quarter of 1993, the Company recorded restructuring and other charges associated with implementing the Company's strategy to better serve its clients and more effectively compete in its primary business. The plan provided for the replacement of key management positions, upgrading the information systems, re-engineering of the mail service pharmacy prescription dispensing facility and de-emphasizing business activities outside the Company's primary operational focus. Adoption of the plan resulted in a restructuring charge of $4,900,000 which included estimated amounts for impairment of certain assets totaling $2,700,000, anticipated employee separation costs of $1,600,000 and other matters.

       A substantial portion of the restructuring activities were completed in 1994 and 1995. During 1995 and 1994, cash expenditures of $802,000 and $1,277,000, respectively, were charged against the reserve. The remaining balance in Accrued Restructuring and Other Charges represents employee separation costs and a reserve for the write down of the Company's carrying value of NPCR, both of which are expected to be completed in the near future.

       Statements of cash flows

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company places its cash investments in certificates of deposit, money market account deposits and the highest rated commercial paper and U.S. Treasury securities.

Cash paid was as follows for the years ended December 31:

                                                   1995                 1994                  1993
                                                 --------             --------              --------
                  Interest                       $631,000             $676,000              $799,000
                  Income taxes                    303,000               45,000               140,000


       The exchange of Notes during 1995 and 1994 resulted in a transfer of long-term debt to capital of $20,000 and $172,000, respectively. The sale of NSL, during 1995, resulted in the conversion of NSL obligations of $2,710,000 to Other Assets (see Note 10).

       Credit risk

       Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions, corporations and securities backed by the United States government and limits the amount of credit exposure to any particular investment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their economic and geographic diversification. In addition, the Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company does not believe significant credit risk exists at December 31, 1995 with respect to its cash and cash equivalents or accounts receivable. The Company has agreements with two mail service clients that accounted for approximately 30, 27 and 23 percent of the Company's revenues in 1995, 1994 and 1993, respectively.

       Foreign currency translation

       The Company uses the U.S. dollar as the functional currency of its foreign subsidiary NPCR. Accordingly, the financial statements of NPCR are remeasured in terms of the U.S. dollar and resulting gains and losses are recognized in current operations. Losses included in the determination of net income (loss) for the years ended December 31, 1995, 1994 and 1993 were $111,000, $44,000 and $78,000, respectively.

       Inventories

       Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out method. Cost for inventories of NPCR is determined using the last-in, first-out method (LIFO). LIFO costs were $1,091,000 at December 31, 1995 and $961,000 at December 31, 1994, and
approximated current cost.

       Prepaid expenses and other

       Prepaid expenses and other consists primarily of deposits for the purchase of inventory of $2,500,000 at December 31, 1995 and 1994 and prepaid operating expenses.

       Long-lived assets

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which the Company will implement in fiscal year 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management does not expect the implementation of this pronouncement to have a material impact on the financial position or results of operations of the Company.

       Property, plant and equipment

       Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization which is computed using the straight-line method over estimated useful lives of 3 to 10 years for furniture, fixtures, equipment and software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

       Other assets

       Other assets consists primarily of notes receivable related to the sale of NSL (see Note 10).

       Goodwill

       Cost in excess of net assets acquired is amortized using the straight-line method over a period of 40 years. The Company periodically reviews whether events or circumstances have occurred or may occur that warrant a re-evaluation of the remaining useful life of goodwill or the recoverability of the remaining goodwill. When factors arise that would indicate that a review of goodwill is necessary, the Company assesses the future recoverability of such goodwill based upon a projection of related business' undiscounted net income and cash flow.

       Deferred offering costs

       Costs incurred in connection with the public offering of 10 percent Senior Secured Convertible Notes were capitalized in Other Assets and are being amortized over the term of the related debt on the bonds outstanding method.

       Other accrued liabilities

       Other accrued liabilities at December 31, included the following individual items greater than 5 percent:

                                                                             1995                      1994
                                                                          ----------                ----------
       Accrued compensation                                               $1,519,000                $1,168,000
       Deferred revenue                                                      706,000                 1,016,000
       Corporate governance matters                                        1,250,000                 1,250,000

       Income taxes

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes.

       Stock based compensation

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The company is required to adopt the new statement for 1996. The Company plans to adopt the statement through the disclosure method in 1996, accordingly, there will be no impact on the future reported results of operations or financial position.

       Per share data

       Per share data have been computed by dividing the net income or loss, after reduction for Preferred Stock dividend requirements in periods when assumed conversion of the Preferred Stock would have been antidilutive, by the weighted average number of common shares and equivalents outstanding during the period. Common Stock equivalents include dilutive stock options and warrants and the dilutive effects of Preferred Stock conversions. Fully diluted per share calculations are not presented in the financial statements because the assumed conversion of the convertible debt and any additional incremental issuance of stock options or warrants would be antidilutive.

2.     Inventories

       Inventories at December 31 consisted of the following:

                                                                   1995                          1994
                                                                ----------                    ----------
                  Raw material                                  $  366,000                    $  432,000
                  Work in progress                                 109,000                       649,000
                  Finished goods                                 5,190,000                     3,457,000
                                                                ----------                    ----------
                                                                $5,665,000                    $4,538,000
                                                                ==========                    ==========

       Finished goods inventory included $4,574,000 and $2,067,000 of pharmaceutical drugs at the Company's mail service pharmacy at December 31, 1995 and 1994, respectively.

3.     Property, plant and equipment

       Property, plant and equipment consisted of the following at December 31:

                                                                          1995                    1994
                                                                       -----------             -----------
                  Land, buildings and improvements                     $ 2,212,000             $ 2,522,000
                  Equipment and software                                10,636,000               6,835,000
                  Furniture and fixtures                                 3,029,000               2,335,000
                                                                       -----------             -----------
                                                                        15,877,000              11,692,000
                  Less accumulated depreciation and
                      amortization                                      (7,119,000)             (5,617,000)
                                                                       -----------             -----------
                                                                       $ 8,758,000             $ 6,075,000
                                                                       ===========             ===========

       Equipment and software at December 31, 1995 included $3,096,000 of construction in progress for the new pharmacy automation in Des Moines, Iowa, which will be depreciated beginning in 1996.

4.     Lines of credit

       At December 31, 1995, the Company had foreign lines of credit with banks under which it may borrow up to $100,000 with interest at prime plus 4 percent and $150,000 at LIBOR plus 6 percent. Available credit under these lines was $250,000 at December 31, 1995.

5.     Long-term debt

       Long-term debt consisted of the following at December 31:

                                                                   1995                1994
                                                                ----------          ----------
       10% Senior Secured Convertible Notes                     $6,300,000          $6,320,000


       The 10% Senior Secured Convertible Notes (the "Notes") mature in September 2002, and are convertible into the Company's Common Stock at any time prior to maturity at the option of the holder, unless previously redeemed, at a conversion price subject to adjustment in certain circumstances. At December 31, 1995, the conversion price was $5.87 per share and 1,073,253 common shares have been reserved for issuance upon conversion.

       The Notes are secured by certain assets of the Company and all of the capital stock of the Company's operating subsidiaries, but are effectively subordinate in right of payment to present and future creditors of such subsidiaries. Interest is payable semi-annually on September 15 and March 15. The debt agreement contains certain covenants and provisions that require the Company to: (a) limit dividends and distributions, (b) limit sales of assets,
(c) limit capital transactions by subsidiaries, (d) limit charter amendments of subsidiaries, and (e) limit net intercompany subsidiary debt. At December 31, 1995, the Company was in compliance with these covenants.

       The Notes are redeemable, in whole or in part, at the option of the Company, at various redemption prices which range from 105.4 percent in 1995 to
100.8 percent in 2001, together with accrued interest. Notwithstanding the above, redemption may be made, at par value plus accrued interest, at such time as the closing price of the Company's Common Stock has been at least 180 percent of the conversion price then in effect for a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption. The Note Indenture requires certain sinking fund payments such that substantial amounts of the Notes are retired prior to the scheduled 2002 maturity date. The first such sinking fund payment is scheduled for September 1997. Additional mandatory redemptions may be required if the Company's consolidated tangible net worth (as defined in the Indenture) on the last day of any two consecutive fiscal quarters is less than $6,500,000. At December 31, 1995, the Company's consolidated tangible net worth was $33,690,000.

       The required aggregate principal maturities of the Notes for years ending subsequent to December 31, 1995 are as follows: 1996-$0; 1997-$268,000; 1998-$1,380,000; 1999-$1,380,000; 2000-$1,380,000 and thereafter $1,892,000.

6.     Stockholders' equity

       Preferred stock

       The Company's 8 percent umulative Preferred Stock is convertible into
1.35 shares of Common Stock for each share of Preferred Stock and has full voting rights. Dividends are cumulative and accrue at $.80 per share, payable annually. Dividends were fully paid or accrued through December 31, 1995. This Preferred Stock has a liquidation preference of $10 per preferred share. During 1995, 2,000 shares of Preferred Stock were converted into 2,700 shares of Common Stock. The Company may at any time redeem, in amounts of at least $500,000, these preferred shares by paying $10 per share in cash plus accrued but unpaid dividends. The Company has reserved 217,789 shares of Common Stock for issuance upon conversion.

       Common stock

       The Company has a stock purchase plan which authorizes the sale of up to 500,000 shares of Common Stock, at prices per share not less than the fair market value at the date of sale, to qualified officers, directors and employees. At December 31, 1995, a total of 124,766 shares had been purchased under the plan and 375,234 shares of Common Stock has been reserved for future issuance.

       In August 1994, the Company implemented a stockholder rights plan. Under the terms of the plan, the Company granted one right for each share of Common Stock outstanding on August 27, 1994. Each right allows the holder to purchase one unit, consisting initially of one share of a new class of preferred stock, for $35 per unit, subject to adjustment. The rights become exercisable in the event that a person or a group acquires beneficial ownership of 10 percent or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10 percent or more of the Company's Common Stock (except for a Board-approved tender or exchange offer for all of the Company's Common Stock). In connection with such an event, each right entitles the holder to purchase shares of the Company's Common Stock having a value of two times the right's exercise price. The rights expire on August 15, 2004.

       Stock options and warrants

       The Company's 1993 Employee Stock Option Plan authorizes the granting of options to qualified individuals, as defined in the option plan, to purchase, within a period of up to ten years from date of grant, up to 3,000,000 shares of Common Stock at prices per share equal to the fair market value on the date of grant. Options granted vest in such increments as the Board of Directors may determine.

       The Company's 1993 Non-employee Director Stock Option Plan authorizes the granting of options to Non-employee Directors to purchase, within a period of five years from the date of grant, up to 300,000 shares of Common Stock at prices per share equal to the fair market value on the date of grant. All options granted under the plan vest at time of grant.

       In 1993, the Company terminated the 1987 Employee Stock Option Plan and the 1986 Non-Qualified Stock Option Plan. Options granted prior to the termination of the plans remain outstanding according to the terms of those plans. At December 31, 1995 there were options for 408,000 and 156,250 shares outstanding under the plans, respectively.

       The following summarizes transactions involving stock option plans during the years ended December 31, 1995, 1994 and 1993:

                                                                      Number of                Option Price
                                                                       Shares                   Per Share
                                                                       ------                   ---------
              Outstanding at December 31, 1992                       2,167,130               $1.94  - $6.38

                 Granted                                               540,000                3.63  -  4.63
                 Exercised                                            (273,734)               2.13  -  5.50
                 Canceled                                             (122,744)               2.13  -  6.06
                                                                     ---------
              Outstanding at December 31, 1993                       2,310,652                1.94  -  6.38

                 Granted                                             1,135,192                4.13  -  8.75
                 Exercised                                            (311,418)               1.94  -  4.38
                 Canceled                                             (642,600)               2.13   - 6.38
                                                                     ---------
              Outstanding at December 31, 1994                       2,491,826                1.94  -  8.75

                 Granted                                               999,333                4.63  -  7.25
                 Exercised                                            (435,084)               1.94  -  5.88
                 Canceled                                             (194,800)               3.63  -  7.13
                                                                     ---------
              Outstanding at December 31, 1995                       2,861,275                3.75  -  8.75
                                                                     =========

       At December 31, 1995, options to purchase 1,472,575 shares were exercisable, at a weighted average price of $4.86 per share and options for 847,775 shares of Common Stock were available for future grant.

       At December 31, 1995, the Company had warrants, which were issued at fair market value, outstanding and exercisable for the purchase of 168,750 shares of the Company's Common Stock at prices ranging from $4.00 to $6.60 per share. All warrants issued vest immediately and are exercisable for a period of up to five years. Activity in 1995 included the exercise of 515,000 warrants at prices ranging from $2.44 to $5.13 per share.

7.     Commitments and contingencies

       The Company leases certain premises and equipment. Payments under several agreements were deferred during an initial specified period of the lease and, accordingly, amounts have been recorded as deferred lease payments. Some leases contain renewal options having substantially the same terms and conditions as the original lease. Substantially all of the leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals.

       Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

                         1996                            $1,385,000
                         1997                               941,000
                         1998                               618,000
                         1999                               398,000
                         2000                               292,000
                                                         ----------
                                                         $3,634,000
                                                         ==========

       Total rental expense for operating leases amounted to $1,749,000, $1,638,000 and $1,840,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company accounts for rental payment concessions on a straight-line basis over the term of the respective lease.

       The Company is involved in various legal proceedings incidental to the normal course of business. While it is not feasible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8.     Income taxes

       The provision for income taxes consisted of the following for the years ended December 31:

                                                           1995                    1994                       1993
                                                        ---------                ---------                   -------
         Current:
           Federal                                      $ 407,000                $ 671,000                   $     -
           State                                          254,000                  346,000                         -
           Utilization of Federal and
               state net operating loss
               carryovers                                (362,000)                (705,000)                        -
           Foreign                                              -                   30,000                    23,000
                                                        ---------                ---------                   -------
                                                        $ 299,000                $ 342,000                   $23,000
                                                        =========                =========                   =======

       The provision (benefit) for income taxes from continuing operations differs from that which would result from applying the U.S. statutory rate as follows:

                                                        1995                       1994                   1993
                                                       -----                      -----                   -----
         Expected provision (benefit)                   34.0%                      35.0%                  (35.0)%
         Increase (decrease):
           Provision for state income taxes              2.9                        2.2                      -
           Goodwill amortization                         1.5                        2.0                     3.4
           Effect of foreign income taxes                 -                         (.8)                    (.1)
           Increase (decrease) in
             valuation allowance                       (33.1)                     (32.0)                   31.7
           Alternative minimum tax                        .4                         -                       -
           Other                                          .8                        3.6                      -
                                                       -----                      -----                   -----
                 Provision for income taxes              6.5%                      10.0%                     -  %
                                                       =====                      =====                   =====

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

         Deferred Tax Assets:                                                    1995                 1994
         --------------------                                                 -----------          -----------
         Systemed net operating loss carryover                                $ 4,209,000          $ 5,590,000
         Subsidiaries net operating loss carryovers                             2,140,000            1,666,000
         Reserve for uncollectible accounts receivable                             92,000              245,000
         Inventory costs capitalized for tax                                      101,000               86,000
         General business credit carryover                                        240,000              240,000
         Capital loss carryover                                                         -              206,000
         Restructuring and related items                                          128,000              710,000
         Other                                                                    485,000              402,000
                                                                              -----------          -----------
               Total deferred tax assets                                        7,395,000            9,145,000
         Valuation allowance for deferred tax assets                           (7,388,000)          (9,095,000)
                                                                              -----------          -----------
               Net deferred tax assets                                              7,000               50,000

         Deferred Tax Liabilities:

         Other deferred tax liabilities                                            (7,000)             (50,000)
                                                                              -----------          -----------
               Net deferred tax items recorded                                $         -          $         -
                                                                              ===========          ===========

       At December 31, 1995, the Company had net operating loss carryovers for Federal income tax purposes totaling approximately $18,674,000 which expire at various dates beginning in 2000. The ultimate utilization of these carryovers is dependent upon future profitable operations of the respective entities.

       At December 31, 1995, Systemed Inc. also had investment tax credit ("ITC") carryovers for Federal income tax purposes of approximately $60,000 which will be accounted for on the flow-through method, and other credit carryovers of approximately $180,000 which expire in various amounts through 2001 .

       For financial reporting purposes, a valuation allowance has been recorded to offset the entire deferred tax asset related to these carryovers. When realized, future tax benefits from the carryovers of Systemed Inc. and Systemed Pharmacy Inc. (Ohio) will be applied to reduce income tax expense. Future tax benefit from the utilization of Systemed Pharmacy Inc. (Iowa) losses will be recognized as an adjustment to goodwill.

       Provisions of the 1986 Tax Reform Act could limit the use of loss carryovers and other tax attributes if changes in ownership of the Company aggregating more than 50 percent occur within any three-year period. The Company has not experienced a change in ownership for the three-year period ended December 31, 1995.

9.     Related party transactions

       In 1995, 1994 and 1993, the Company incurred legal fees of approximately $12,000, $71,000 and $120,000 respectively, from a law firm which includes a partner who presently serves as a member of the Company's Board of Directors.

       Prior to his employment by the Company, a member of the Board of Directors and senior executive of the Company was employed at a company that has a significant contract with a subsidiary of the Company to manage and administer a prescription drug plan for its subscribers. Revenues under this contract for the processing of claims and other related services were $4,386,000, $4,266,000 and $5,104,000 in 1995, 1994, and 1993, respectively, of which $525,000,
$1,004,000 and $358,000, was included in accounts receivable at December 31, 1995, 1994, and 1993, respectively.

10.    Sale of subsidiary

       In March 1995, the Company sold its subsidiary, Newport Synthesis, Ltd
(NSL), to the principal management of NSL for a nominal value. The agreement requires NSL to repay its outstanding intercompany obligations of $2,710,000, which were converted to a promissory note payable in equal annual installments of approximately $165,000 over 15 years, with interest at 8.1 percent, and a balloon payment of $240,000 plus interest due in the fifth year if certain profit thresholds are achieved. The principal amount of this promissory note is equivalent to the Company's net investment in NSL. Therefore, no additional provision for loss on disposal was required. Under the terms of the agreement, the Company retains Board representation rights at NSL until the note is paid in full. Due to the nature and structure of the transaction, generally accepted accounting principles dictate that it should be reflected in the financial statements as a transferred business and the net assets which constitute the note receivable have been classified in Other assets. Payments received on the note will be recorded as a reduction to the carrying value of the segregated assets.

       The consolidated statements of operations exclude revenues and expenses, for all periods presented, of discontinued operations. Net operating revenues for NSL were $2,920,000 for the three month period ended March 31, 1995, and $6,812,000 and $6,201,000 for the years ended December 31, 1994 and 1993, respectively. Net income from discontinued operations was $651,000 for the three month period ended March 31, 1995, and $685,000 and $98,000 for the years ended December 31, 1994 and 1993, respectively. The Company deferred the income from discontinued operations as an addition to the Reserve for Estimated Loss on Disposal of Discontinued Operations.

       In prior years the Company negotiated grants relating to NSL from the Industrial Development Agency (IDA) of the Republic of Ireland to be used for product development, employee training and the acquisition of property and equipment. Product development and employee training grants were recognized in income in the year in which the costs to which they related were incurred by NSL. Grants for the acquisition of property and equipment were deferred and recognized as income on the same basis as the related property and equipment was depreciated. The sale of NSL in March 1995, did not require the repayment of grants received.

11.    Subsequent event

       The Company was informed that certain accounts would not be renewing their contracts for 1996 due to competitive pricing in the marketplace. The effect of this will negatively impact future quarterly revenues by approximately $6 to $8 million for fiscal year 1996. As a result, a restructuring charge to earnings of approximately $1.6 million will be taken in the first quarter of 1996. The restructuring charge will consist of employee separation and transition costs incurred in connection with organizational and facility changes.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  SYSTEMED INC.
                             (Amounts in thousands)

                                                               Additions
                                                        -----------------------
                                                         Charged     Charged to
                                      Balance at        to Costs       Other
                                     Beginning of          and        Accounts-        Deductions-        Balance at End
          Description                   Period          Expenses      Describe          Describe            of Period
          -----------                ------------       ---------    ----------        -----------        --------------
Year ended December 31, 1995
- ----------------------------

   Accumulated amortization
       of goodwill                      $1,649            $196            -                 -                 $1,845

   Accumulated amortization of
       deferred offering costs             496              52            -                 -                    548

   Allowance for doubtful accounts         655               -            -              $387(6)                 268

Year ended December 31, 1994
- ----------------------------

   Accumulated amortization
       of goodwill                       1,453             196            -                 -                  1,649

   Accumulated amortization of
       deferred offering costs             452              44            -                 -                    496

   Accumulated amortization of
       patents and trademarks               81               -            -                81(1)                   -

   Allowance for doubtful accounts         444             285            -                74(2)                 655

Year ended December 31, 1993
- ----------------------------

   Accumulated amortization
       of goodwill                       1,290             206            -                43(3)               1,453

   Accumulated amortization of
       deferred offering costs             409              43            -                 -                    452

   Accumulated amortization of
       patents and trademarks               93               5            -                17(4)                  81

   Allowance for doubtful accounts         648             195            -               399(5)                 444

- ---------------

(1) Represents write off of accumulated amortization of trademarks charged against accrued restructuring and other items.

(2)  Net write off of receivables.

(3) Represents the write off of accumulated amortization of goodwill associated with the Company's acquisition of DPS, in 1989, determined to have no future value.

(4) Represents the effect of translating the account balance in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

(5) Net write offs of receivables, a portion of which is included in restructuring and other charges.

(6) Represents write off of receivables, and adjustments to the allowance for doubtful accounts due to improved collectibility.