Form 10-Q
period 1996-03-31
SYSTEMED INC /DE
filed 1996-05-15
CIK 110074

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from___________  to___________

                         Commission file number 0-5118

                                 SYSTEMED INC.
             (Exact name of registrant as specified in its charter)


            STATE OF DELAWARE                         95-2544661
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     970 West 190th Street, Suite 400
        Torrance, California                          90502
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

Yes        X                      No
      ----------                    ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,324,773 shares of common stock, $.001 par value, outstanding at March 31, 1996.

                                 SYSTEMED INC.

                               TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I - Financial information

         Item 1. Financial statements

                 Consolidated balance sheets - as of  March 31, 1996  (unaudited)
                          and December 31, 1995                                                                       3

                 Consolidated statements of operations (unaudited) - three months ended
                          March 31, 1996 and 1995                                                                     4

                 Consolidated statements of cash flows (unaudited) - three months ended
                          March 31, 1996 and 1995                                                                     5

                 Notes to unaudited consolidated financial statements                                               6-7

         Item 2. Management's discussion and analysis of financial condition and results
                          of operations                                                                             8-9

PART II - Other information

         Item 6. Exhibits and reports on Form 8-K                                                                    10

         SIGNATURES                                                                                                  11

Part I. Item 1.
                                 SYSTEMED INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,          December 31,
                                                                                        1996                 1995
                                                                                     -----------         ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $12,628,000          $13,237,000
  Accounts receivable, less allowance of $359,000 at
   March 31, 1996 and $268,000 at December 31, 1995                                   15,193,000           16,697,000
  Inventories                                                                          4,948,000            5,665,000
  Prepaid expenses and other                                                           4,143,000            4,078,000
                                                                                   -------------        -------------

          Total current assets                                                        36,912,000           39,677,000

Property, plant and equipment, net                                                     8,276,000            8,758,000
Goodwill, less accumulated amortization of $1,894,000 at
   March 31, 1996 and $1,845,000 at December 31, 1995                                  6,149,000            6,198,000
Other, including deferred debt offering costs, less related
   accumulated amortization of $559,000 at March 31, 1996
   and $548,000 at December 31, 1995                                                   2,869,000            3,337,000
                                                                                   -------------        -------------

                                                                                     $54,206,000          $57,970,000
                                                                                   =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $4,234,000           $4,795,000
  Other accrued liabilities                                                            5,207,000            6,659,000
  Accrued restructuring and other charges                                              1,150,000              311,000
                                                                                   -------------        -------------

          Total current liabilities                                                   10,591,000           11,765,000

Long-term debt                                                                         6,300,000            6,300,000
Other liabilities                                                                         17,000               17,000

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 8% cumulative and convertible;
   161,325 shares issued and outstanding at March 31, 1996
   and December 31, 1995; (liquidation preference
   of $1,613,000 at March 31, 1996 and December 31, 1995)                                      -                    -
  Common stock, $.001 par value; 30,000,000 shares
   authorized; 22,324,773 shares issued and outstanding
   at March 31, 1996 and December 31, 1995                                                22,000               22,000
  Additional paid-in capital                                                          73,771,000           73,803,000
  Accumulated deficit                                                                (36,495,000)         (33,937,000)
                                                                                   -------------        -------------

          Total stockholders' equity                                                  37,298,000           39,888,000
                                                                                   -------------        -------------

                                                                                   $  54,206,000        $  57,970,000
                                                                                   =============        =============


See accompanying notes

                                 SYSTEMED INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                      --------------------------------------
                                                                                          March 31,             March 31,
                                                                                            1996                  1995
                                                                                      ----------------       ---------------
Net operating revenues                                                                 $33,192,000            $38,366,000

Operating costs and expenses:
    Cost of sales                                                                       29,576,000             31,786,000
    Selling, marketing and customer service                                              2,680,000              2,936,000
    General and administrative                                                           2,101,000              2,465,000
    Restructuring                                                                        1,612,000                      -
                                                                                      ------------           ------------

       Total operating costs and expenses                                               35,969,000             37,187,000
                                                                                      ------------           ------------

Operating income (loss)                                                                 (2,777,000)             1,179,000

Other income (expense):
   Interest income                                                                         118,000                162,000
   Interest expense                                                                       (163,000)              (164,000)
   Other non-operating, net                                                                (20,000)                 3,000
                                                                                       -----------           ------------

       Total other income (expense)                                                        (65,000)                 1,000
                                                                                       -----------           ------------

Income (loss) before (provision) benefit for income taxes                               (2,842,000)             1,180,000


(Provision) benefit for income taxes                                                       284,000               (106,000)
                                                                                      ------------           ------------

Net income (loss)                                                                      $(2,558,000)           $ 1,074,000
                                                                                      ============           ============

Per common share information:
- -----------------------------

Net income (loss) per common and common equivalent share                               $      (.12)           $       .05
                                                                                      ============           ============

Weighted average number of common and common equivalent shares                          22,325,000             23,054,000
                                                                                      ============          =============





See accompanying notes

                                 SYSTEMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                               Three Months Ended
                                                                                    ---------------------------------------
                                                                                         March 31,             March 31,
                                                                                           1996                  1995
                                                                                    ------------------       --------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                     $ (2,558,000)       $  1,074,000
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                                       605,000             430,000
          Provision for losses on accounts receivable                                          91,000                   -
          Restructuring expenses not affecting cash                                         1,132,000                   -
          Other                                                                                     -               7,000
          Changes in assets and liabilities:
             Decrease in accounts receivable                                                1,413,000             251,000
             (Increase) decrease in inventory                                                 717,000          (2,366,000)
             Increase in prepaid expenses and other                                           (65,000)            (97,000)
             Net increase (decrease) in accounts payable and other accruals                (2,045,000)          1,178,000
             Decrease in accrued restructuring and other charges                              (29,000)           (112,000)
                                                                                          -----------         -----------

             Net cash provided by (used in) operating activities                             (739,000)            365,000

INVESTING ACTIVITIES:
   Capital expenditures                                                                      (327,000)           (941,000)
   Net cash transferred on sale                                                                     -            (409,000)
   Repayment of note receivable                                                               448,000                   -
   Other                                                                                        9,000               6,000
                                                                                          -----------         -----------

             Net cash provided by (used in) investing activities                              130,000          (1,344,000)
                                                                                          -----------         -----------

FINANCING ACTIVITIES:
   Proceeds from sales of common stock                                                              -             523,000
                                                                                          -----------         -----------
             Net cash provided by financing activities                                              -             523,000
                                                                                          -----------         -----------

Net decrease in cash and cash equivalents                                                    (609,000)           (456,000)

Cash and cash equivalents at beginning of period                                           13,237,000          12,849,000
                                                                                          -----------         -----------

Cash and cash equivalents at end of period                                                $12,628,000         $12,393,000
                                                                                          ===========         ===========





See accompanying notes

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996


1. Basis of presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Systemed Inc. and subsidiaries (the Company) and the consolidated results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods presented are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   The Private Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Quarterly Report on Form 10-Q is forward looking, such as information relating to competition, pricing, trends in the industry and potential for growth. Investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the ability to obtain new or retain existing accounts, the timely availability and acceptance of new products, the impact of competitive pricing and products and other risks detailed in the Quarterly Report and in the Company's other filings with the Securities and Exchange Commission.

   Systemed Inc. is a Delaware corporation with substantially all of its business derived from activities in the pharmacy benefits management (PBM) industry, through its mail service pharmacy and retail pharmacy claims processing subsidiaries. In addition, approximately 3% of consolidated net operating revenues are generated by the distribution of pharmaceutical products through its subsidiary, Newport Pharmaceuticals de Costa Rica
   (NPCR).

   The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

2. Inventories

   Inventories consisted of the following:                                               March 31,           December 31,
                                                                                           1996                  1995
                                                                                        ----------          -------------
                     Raw materials                                                      $  354,000           $  366,000
                     Work in progress                                                       95,000              109,000
                     Finished goods                                                      4,499,000            5,190,000
                                                                                        ----------           ----------
                                                                                        $4,948,000           $5,665,000
                                                                                        ==========           ==========


   Finished goods inventory included $3,899,000 and $4,574,000 of pharmaceutical drugs at the Company's mail service pharmacy at March 31, 1996 and December 31, 1995, respectively.


3. Long-term debt

   Long-term debt consisted of the following at:                                         March 31,          December 31,
                                                                                           1996                 1995
                                                                                        ----------          ------------
             10% senior secured convertible notes                                       $6,300,000            $6,300,000



   At March 31, 1996, the Company was in compliance with all covenants of the above debt agreement.


4. Statements of cash flows

   During the three months ended March 31, 1996 and 1995, cash payments for interest were $315,000 and $321,000, respectively. Cash payments for income taxes were $14,000 in 1996 and $50,000 in 1995.

                                 SYSTEMED INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996


5.  Per share data

    Per share data have been computed by dividing the net income (loss), after reduction for preferred stock dividend requirements in periods when assumed conversion of the preferred stock would have been antidilutive, by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options and warrants and the dilutive effects of preferred stock conversions. Fully diluted per share calculations are not presented in the financial statements because the assumed conversion of convertible debt and any additional incremental issuance of stock options or warrants would be antidilutive.

6.  Restructuring

    During the annual renewal process used by many of the Company's customers, the Company learned that certain accounts would not be renewing their contracts with the Company for 1996 primarily due to competitive pricing conditions in the pharmacy benefits management marketplace. The effect of this is a negative impact to current and future quarterly revenues of approximately $6 to $8 million for the current fiscal year. As a result of the expectation of lower revenues, the Company incurred restructuring charges of $1,612,000 in the first quarter of 1996, which will be utilized for the following purposes:

                 Employee separation                                  $   849,000
                 Loss on disposal of property                             313,000
                 Loss on abandonment of facilities                        174,000
                 Facility closing and transition costs                    195,000
                 Other                                                     81,000
                                                                      -----------
                                                                      $ 1,612,000
                                                                      ===========

7.  Subsequent events

    Agreement and plan of merger

    In April 1996, the Company entered into an Agreement and Plan of Merger ("Agreement") by and among the Company, Merck & Co., Inc. ("Merck"), Merck-Medco Managed Care, Inc. ("MEDCO") and S Acquisition Corp. ("Subsidiary"). Subject to the approval of the Company's shareholders and the appropriate government agencies as well as other conditions, the Company will merge with and into Subsidiary, with the Company being the surviving corporation. Subsidiary is a wholly owned subsidiary of MEDCO.

    The Agreement provides that upon consummation of the merger, each share of the Company's Common Stock, issued and outstanding shall be converted into the right to receive $3.00 cash. It is anticipated that the transaction could be closed within approximately the next two to five months.

    Legal proceedings

    In April and May 1996, two shareholders of the Company filed class action lawsuits in Los Angeles County Superior Court in the State of California against the Company and certain of its directors. The first action is Slomovics v. Systemed Inc., et al., Case No. NC019070, and the second case is Lemmer v. Systemed Inc., et al., Case No. BC149290 (which has not yet been served). The suits allege that the defendants breached their fiduciary and other common law duties to the shareholders by virtue of entering into the Agreement and thereby allegedly failed to obtain the maximum realizable value of the Company's common stock. The suits seek to enjoin and rescind the transaction, and seek damages in an unspecified amount. The Company believes that the suits are not well founded and that it has meritorious defenses to the suits and the Company intends to defend the actions vigorously.

                                 SYSTEMED INC.

                                 March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Private Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Quarterly Report on Form 10-Q is forward looking, such as information relating to competition, pricing, trends in the industry and potential for growth. Investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the ability to obtain new or retain existing accounts, the timely availability and acceptance of new products, the impact of competitive pricing and products and other risks detailed in the Quarterly Report and in the Company's other filings with the Securities and Exchange Commission.

The following table summarizes, by segment, the operations of the Company for the periods indicated (amounts in 000's):

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                     March 31,        March 31,
                                                                                       1996             1995
                                                                                    ----------      ----------
Net operating revenues:
      Pharmacy benefits management                                                    $32,160         $37,350
      Other                                                                             1,032           1,016
                                                                                      -------         -------
             Total net operating revenues                                             $33,192         $38,366
                                                                                      =======         =======

Operating income (loss):
      Pharmacy benefits management                                                    $  (457)        $ 2,169
      Corporate and other                                                                (708)           (990)
      Restructuring                                                                    (1,612)              -
                                                                                      -------         -------
             Total operating income (loss)                                             (2,777)          1,179

Non-operating income (expense)                                                            (65)              1
(Provision) benefit for income taxes                                                      284            (106)
                                                                                      -------         -------
Net income (loss)                                                                     $(2,558)        $ 1,074
                                                                                      =======         =======

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                     March 31,        March 31,
                                                                                       1996             1995
                                                                                    ----------        ---------
Net operating revenues:
      Pharmacy benefits management                                                       96.9%            97.4%
      Other                                                                               3.1              2.6
                                                                                      -------           ------
             Total net operating revenues                                               100.0            100.0
Cost of sales                                                                            89.1             82.8
Selling, marketing and customer service                                                   8.1              7.7
General and administrative                                                                6.3              6.4
Restructuring                                                                             4.9                -
                                                                                       ------          -------
      Operating income (loss)                                                            (8.4)             3.1
Non-operating income (expense)                                                            (.2)               -
                                                                                      --------         -------
Income (loss) before (provision) benefit for income taxes                                (8.6)             3.1
(Provision) benefit for income taxes                                                       .9              (.3)
                                                                                      -------            -----
Net income (loss)                                                                        (7.7)%            2.8%
                                                                                       ======             ====

                                 SYSTEMED INC.

                                 March 31, 1996

Results of Operations (Cont'd)
- ------------------------------

Consolidated net operating revenues for the three months ended March 31, 1996 decreased 13 percent from the same period of the prior year. The Company incurred a consolidated operating loss of $2,777,000 for the current year quarter, versus operating income of $1,179,000 for the similar prior year period. On a net basis, the Company reported a consolidated loss for the current quarter of $2,558,000 as compared to net income of $1,074,000 for the same quarter last year.

The pharmacy benefits management segment revenues, which comprised 97 percent of the Company's consolidated net operating revenues, declined 14 percent for the quarter compared with the first quarter of the prior year. Mail service pharmacy revenues decreased 15 percent in relation to the prior year as a result of certain clients electing not to renew their contracts with the Company due primarily to competitive pricing conditions in the marketplace. Claims processing revenues for the first quarter decreased 3 percent from the prior year initial quarter mostly as a result of changes in the product mix. A larger portion of the Company's retail pharmacy claims processing customer base now utilizes lower revenue per transaction electronic claims processing products as compared with the first quarter of last year. The Company was recently informed by two of its three largest claims processing clients, one of which also utilizes the Company's mail service pharmacy benefits programs, that they would be terminating their contracts later on in 1996. These clients represented approximately $7.6 million of claims processing and mail service revenues in 1995. The Company believes that the larger of the two customers has decided to in-source its volume of transactions to a wholly owned claims processing subsidiary over approximately the next one and one-half years, while the second customer's departure was primarily attributable to competitive pricing factors.

Other net operating revenues represents sales by the Company's pharmaceutical distribution subsidiary, Newport Pharmaceuticals de Costa Rica. The Company anticipates disposing of its operations in Costa Rica in the near future.

Cost of sales as a percentage of consolidated net operating revenues increased over the prior year quarter as a result of increases in branded drug costs, continued competitive pricing pressure, reduced volume as a result of the non-renewal of certain clients, reduced market performance discounts and additional start-up costs associated with the implementation of the new automated dispensing technology at the Iowa mail service pharmacy. The Company continues to seek ways to counter the adverse events which have contributed to the rise in the costs of sales percentage by restructuring and consolidating operating activities, the further implementation of drug procurement strategies, which includes opportunities for higher purchase and market performance discounts, and on-going process and quality improvements at both the mail service pharmacy and claims processing operations. Management anticipates that the pharmacy benefits management industry will continue to experience competitive pricing pressure consistent with what has been experienced over the last year, which could lead to future reductions in the gross margin. These pricing trends in the industry will add to the difficulty of obtaining new large accounts.

Selling, marketing and customer service expense declined 9 percent from the prior year quarter as a result of staffing reductions, consolidation of responsibilities and relocation of activities.

General and administration expense for the first quarter of 1996 declined 15 percent from the comparable prior year amount due to reduced expenditure levels and staff reductions.

In the first quarter of 1996, the Company recorded a restructuring charge for the reorganization of certain of its operations. This restructuring was implemented in order to appropriately size the Company's overhead structure to match the anticipated lower volume of revenues, thus minimizing, to the extent possible, the reduction in future profits. The restructuring resulted in the elimination of positions brought about by the consolidation and relocation of certain activities and facilities. Included in the restructuring charge are estimated costs for separation compensation, write off of related assets and contractual obligations costs associated therewith. Future cash payments relating to this restructuring charge are approximately $650,000 for 1996 and $200,000 for 1997. The Company anticipates funding this obligation from internal cash resources.

Interest income for the three months ended March 31, 1996 declined due to lower levels of invested cash. Interest expense was consistent with the prior year amount. Other non-operating expenses reflects a nominal foreign exchange loss.

Income taxes are comprised of a benefit for Federal income taxes (due to the loss incurred) offset by amounts provided for state income taxes.

Recent Event

On April 28, 1996, the Company entered into an Agreement and Plan of Merger (Agreement) with Merck & Co., Inc. and certain of its subsidiaries. This Agreement is subject to the approval of the Company's shareholders and the appropriate government agencies, as well as certain other conditions. The Agreement provides that upon consummation of the merger, each share of the Company's Common Stock, par value $.001 per share, issued and outstanding shall be converted into the right to receive $3.00 cash. It is anticipated that the transaction could be closed within approximately the next two to five months.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $12.6 million which is sufficient to meet anticipated operating and other cash needs. The Company funds its operational and capital expenditure requirements primarily through cash flows from operations.

Working capital at the end of the quarter was $26.3 million, a decrease of $1.6 million from the prior year end amount. The decrease in working capital was primarily due to the reduced sales which resulted in lower levels of cash and cash equivalents, accounts receivable, inventory and accounts payable and other accruals, and the recording of the restructuring liabilities. Cash used by operations was $739,000 and was comprised of a loss from operations, net of restructuring costs, offset by depreciation and amortization expense.

In the first quarter, the Company spent $327,000 in capital expenditures primarily to further automate and increase its capacity at the mail service pharmacy. As of March 31, 1996, the Company had no material commitments for capital expenditures. Additionally, at the close of the first quarter, the Company received its initial payment on the note receivable pertaining to the sale of its former Irish subsidiary. The $448,000 collected also included a prepayment of approximately $200,000 against future principal due on the note.

The Company's cash requirements for 1996 are expected to be financed through internally generated cash flows.

                                 SYSTEMED INC.

                                 March 31, 1996

Part II.

Item 1.      Legal Proceedings

             Reference is made to Note 7 of Notes to Unaudited Consolidated Financial Statements.

Item 6.      Exhibits and reports on Form 8-K

    (a)      Computation of earnings per share - see Exhibit 11.

    (b)      Financial Data Schedule - see Exhibit 27.

    (c) Current report on Form 8-K, filed May 3,1996, reporting agreement and plan of merger by and among MERCK & Co., Inc., Merck-Medco Managed Care, Inc., S Acquisition Corp., and Systemed Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SYSTEMED INC.



Date: May 14, 1996               By:  /s/ KENNETH J. KAY
                                      -----------------------------------------
                                          Kenneth J. Kay, Senior Vice President,
                                          Finance & Administration,
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)